Form 10-K
period 2025-11-30
Iron Horse Acquisition II Corp.
filed 2026-02-13
CIK 2051985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                             .

Commission File Number: 001-41699

IRON HORSE ACQUISITION II CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1885362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

851 Broken Sound Parkway NW, Suite 230 Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 290-5383

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one ordinary share and one right	IRHOU	The Nasdaq Stock Market, LLC

Ordinary Share, par value $0.0001 per share	IRHO	The Nasdaq Stock Market, LLC

Right-each right entitles the holder thereof to receive one-tenth (1/10) of an ordinary share	IRHOR	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $0.

As of February 12, 2026, there were 29,320,000 of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the second amended and restated memorandum and articles of association that the company has adopted;

●	“board of directors” are to the board of directors of the company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“founder shares” are to our Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial public offering” are to our initial public offering consummated on December 16, 2025;

●	“management” or our “management team” are to our officers and directors;

●	“Non-Executive Chairman” are to the director on a board of directors of a company organized under the laws of the Cayman Islands that assumes the roles and responsibilities typically associated with a chairman of a board of directors, but is neither an officer nor formally appointed as chairman of the board of directors of such company under Cayman Islands law;

●	“Ordinary Shares” are to our Ordinary Shares of par value $0.0001 per share in the share capital of the company;

●	“private placement” are to the private placement to our sponsor and Cantor of an aggregate of 570,000 private placement units at a price of $10.00 per placement unit, for an aggregate purchase price of $5,700,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to our Ordinary Shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“representative” or “Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

●	“public rights” or “Rights” are to our Rights sold as part of the units in our initial public offering, each entitles the holder thereof to one-tenth of an Ordinary Share (whether they are purchased in our initial public offering or thereafter in the open market, including Rights that may be acquired by our sponsor or its affiliates in the open market);

●	“sponsor” are to IRHO SPAC Sponsor LLC , a Cayman Islands limited liability company;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative; and

●	“we,” “us,” “company” or “our company” are to Iron Horse Acquisition II Corp., a Cayman Islands exempted company.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account established in connection with our initial public offering (the “trust account”) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. BUSINESS

General

We are a blank check company incorporated in the Cayman Islands as an exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 26, 2024, we initially incorporated in Delaware as Iron Horse Acquisitions Corp. II. On July 25, 2025, Iron Horse Acquisitions Corp. II migrated, by way of continuation, to the Cayman Islands and became a Cayman Islands exempted company, and as of the date of the IPO will have elected to liquidate for U.S. federal income tax purposes via the making of an entity classification election effective as of July 25, 2025. On September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 30, 2025, Iron Horse Acquisitions Corp. II was merged with and into Iron Horse Acquisition II Corp, which is the surviving entity and our continuing company.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Our Management Team

Our management team has a long history of value creation in the private and public markets, with a strong track record of creating value for shareholders including through acquiring and operating successful businesses within our target sectors. Several members of our team have unique networks and relationships and extensive experience sourcing and executing transactions that will enhance our ability to identify, negotiate and complete a successful business combination and accelerate the growth trajectory and profitability of the acquired business post-business combination.

We believe that we are well positioned to identify attractive acquisition opportunities, in particular because our team expects to utilize their access to industry contacts and proprietary deal flow to generate business combination opportunities. We believe that our team’s networks in particular will broaden our access to potential transaction opportunities outside typical competitive deal sourcing intermediaries. Our team is well-connected in our target sectors and, as such, we have the opportunity to be potential targets’ preferred partner for opportunities that they might think are appropriate for a SPAC acquisition, beginning with members of the Iron Horse I team returning with their experience in SPAC deals and in public markets.

Business Strategy

Our team intends to leverage its skills, expertise and networks within the team’s international hubs, particularly within the media, entertainment, and AI industries, to identify attractive target companies and provide guidance on the benefits of being a publicly-traded entity, including broader access to capital, increased liquidity for potential acquisitions, expanded branding opportunities in the marketplace, reputational and consumer confidence gains, and on the process of transitioning from a private company to a public registrant. We also expect to be able to source potential targets from our team’s contacts within private equity, with celebrities, with M&E investors, and with various industry leaders. Upon completion of the initial public offering (“IPO”), each of our team members will communicate our acquisition criteria to their respective networks and immediately begin screening opportunities.

Consistent with this strategy, we have identified parameters and criteria that we think are important and relevant in evaluating prospective target businesses. We intend to apply these parameters in evaluating prospects, although we may ultimately decide to execute our initial business combination with a company that may not match all of our initial parameters:

●	Growth Prospects: We intend to seek companies with high growth trajectories that are driven by competitive advantages that can be accelerated or magnified through a partnership with us and access to the public markets.

●	Earnings Potential: We intend to acquire one or more businesses that have multiple and diverse potential drivers of revenue and earnings growth and that have the potential to generate strong and stable free cash flow.

●	M&E Focus: We intend to prioritize entities within our team’s core spheres of expertise and from among our team’s networks, such as family entertainment, animation, gaming, music, and businesses which we believe have benefited from the global pandemic and subsequent evolution of media and AI.

●	Public Advantages: We intend to seek target companies that are public market ready and whose leadership teams have the vision to take advantage of and appreciate the benefits of becoming a publicly-traded entity.

●	Evolving Circumstance: We intend to seek companies which are capitalizing on industry shifts and trends created by various factors such as the COVID-19 pandemic, the migration toward new global consumption patterns, and the proliferation of AI-based technologies.

●	Valuations: We consider ourselves to be rigorous, disciplined and valuation-centric investors, with a keen understanding of market value and successful track record. We intend to seek companies with a respectable market share and growth potential in the segments in which they operate.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors. In the event that we seek to complete a business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our business combination is fair to our shareholders from a financial point of view. In the event that we seek such a business combination, the independent members of our Board of Directors would be required to approve the transaction.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

The Company deposited $230,000,000 or $10.00 per unit sold to the public in the IPO, in a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee pursuant to an agreement to be signed on the date of the IPO. This amount will come from the net proceeds of the IPO.

We will have up to 24 months from the closing of the IPO to consummate an initial business combination (the “Deadline”).

If we anticipate that we may be unable to consummate our initial business combination by the Deadline, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less franchise and income taxes payable), divided by the number of then issued and outstanding public ordinary shares, subject to applicable law. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed by the Deadline, unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private units will be worthless.

If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us for the payment of franchise and income taxes, as described herein (and less up to $100,000 of interest which can be used for liquidation expenses and $175,000 for additional working capital), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per ordinary share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds or any increase as a result of our extending the time to consummate a business combination as described herein. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

NASDAQ listing rules require that our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination (excluding the deferred underwriting commissions and taxes payable). The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our Board of Directors will rely on generally accepted standards, our Board of Directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board of Directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Notwithstanding the foregoing, if we are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interest of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Members of our management team directly or indirectly own ordinary shares, or other instruments, such as units, shares or rights, linked to our ordinary shares, following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account, subject to any fiduciary or contractual obligations they may have. If any of our officers or directors becomes aware of an initial business combination opportunity that might be attractive to any entity to which he has fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world in the M&E industry. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 24 months from the closing of the IPO, or by such earlier liquidation date as our board of directors may approve, the founder shares and private units may be worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Therefore, the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, based on the fact that there may be substantial overlap between any such companies, businesses or investments that would be a suitable business combination for us, and because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the IPO and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (net of taxes payable) at the time of the agreement to enter into the initial business combination, subject to any fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Our audit committee will review and approve all reimbursements and payments made to our initial shareholders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or initial shareholders. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (net of taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of our tangible and intangible assets and the extent of intellectual property or other protections for our products, formulas, brands or media;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

NASDAQ listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (net of taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we do not intend to complete such business combination unless the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the management team will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated memorandum and articles of association and even those public shareholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s shares.

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his or her shares if he or she wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his or her certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of the IPO to complete an initial business combination. If we have not completed an initial business combination by such date and shareholders have not otherwise amended our articles of association to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem 100% of the issued and outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of $175,000 for additional working capital and taxes payable and up to $100,000 of interest income that may be released to us for liquidation expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our initial shareholders, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the IPO unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, executive officers, directors or any other person.

We are required to seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, MaloneBailey, LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. IRHO SPAC Sponsor LLC, an entity affiliated with Mr. Bengochea, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not independently verified whether IRHO SPAC Sponsor LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets. Accordingly, we believe it is unlikely that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement IRHO SPAC Sponsor LLC entered into specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 24 month anniversary (or up to 30 months, if we extend the time to complete a business combination as described in the IPO) and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founders shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, we will use the $175,000 for additional working capital and up to $100,000 of interest earned on the funds held in the trust account that may be released to us for our liquidation expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, or any increase as a result of our extending the time to consummate a business combination as described herein, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

If we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or insolvency or other court could seek to recover some or all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly by the Deadline or the end of any Extension, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders. If we seek to amend any provisions of our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to redeem or sell their shares to us as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the IPO, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by any executive officer, director, initial shareholder, or any other person. Our initial shareholders, officers and directors have agreed to waive any redemption rights with respect to any founders shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein and in our amended and restated memorandum and articles of association;

●	we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by the Deadline or end of any Extension, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	Following the closing of the Initial Public Offering, on December 18, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the Trust Account;

●	we may not consummate any other business combination, merger, stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the ordinary shares sold in the IPO on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our rights to one-tenth (1/10) of one ordinary share upon consummation of our initial business combination included within our units, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business, including from companies that may be subject to less stringent disclosure and other securities law requirements as the surviving company in our business combination and that therefore may have a competitive advantage. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Status as a Public Company

We were initially incorporated as a Delaware corporation on November 26, 2024. On July 25, 2025, we transferred, by way of continuation, to the Cayman Islands. On September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 30, 2025, we merged with Iron Horse Acquisition II Corp, which is the surviving entity, and we are now incorporated as a Cayman Islands exempted company. Our executive offices are located at 851 Broken Sound Parkway Nw Boca Raton, FL 33487 and our telephone number is (310) 290-5383. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares in the target business for our Ordinary Shares (or shares of a new holding company) or for a combination of our Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With $230,000,000 available in the Trust Account as of December 18, 2025, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Additional Financing

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than what we could acquire with the net proceeds of the IPO and the sale of the private units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Such additional financing may be in the form of PIPE transactions or convertible debt transactions. These financing transactions would be designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. The price of the ordinary shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders. These financing transactions may be significantly dilutive to the post-combination company, and represent the type of financing risk that is not associated with traditional initial public offerings. We cannot assure you that financing will be available to us on acceptable terms, if at all. None of our initial shareholders, directors or officers or their affiliates are obligated to provide any such financing to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public ordinary shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material additional dilution.

We may obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the IPO or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Facilities

We currently maintain our principal executive offices at 851 Broken Sound Parkway Nw Boca Raton, Suite 230, FL 33487. Our sponsor will provide us the use of this office space and certain administrative services in our search for a target business at no cost. We consider this office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 24 months preceding the date of the IPO.

However, During the course of their careers, members of our management team and board of directors and advisors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our securities, together with the other information contained in this Report, before making a decision to invest in our securities. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to Searching for and Consummating a Business Combination

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 24 months before receiving distributions from the trust account, and our rights will expire worthless.

We have 24 months from the closing of the IPO, the Deadline, in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares potentially at a loss.

Additionally, if we are unable to complete an initial business combination within the required timeframe and therefore are forced to dissolve and liquidate, the holders of our rights to receive one-tenth (1/10) of one ordinary share upon consummation of our initial business combination will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and their rights will expire worthless.

The requirement that we complete an initial business combination within 24 months from the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination.

We have 24 months from the closing of the IPO to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Even if we seek shareholder approval, (i) the holders of our founder shares will participate in the vote on such approval and, accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete and (ii) if the non-managing sponsor investors purchase the full amount of the units for which they have expressed an interest and vote in favor of an initial business combination, we may not need any public shares sold to other investors in the IPO to be voted in favor of the initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Upon consummation of the IPO, our initial shareholders own approximately 20% of our issued and outstanding ordinary shares (assuming they do not purchase any units in the IPO). None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in the IPO or any units or ordinary shares from persons in the open market or in private transactions. However, our officers, directors, initial shareholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to reduce the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before the IPO in favor of such proposed business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 7,215,001 of our 20,000,000 public shares (or approximately 36.1% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming all shares are voted, the over-allotment option is not exercised, that the initial shareholders do not purchase any units in the IPO or units or shares in the after-market). Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we would not need any of the public shares sold in the IPO in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in the IPO would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in the IPO although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in the IPO.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our sponsor is a limited liability company formed in Cayman Islands and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less $175,000 for additional working capital and up to $100,000 of interest to pay dissolution expenses and net of taxes payable, other than any excise or similar tax that may be due or payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our public rights will be worthless.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally for target companies within the M&E industry with a primary focus on the United States, and in particular on identifying attractive targets among content studios and film production, family entertainment, animation, music, gaming, e-sports, talent management, talent-facing brands and businesses. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a target business.

The ability of our shareholders to exercise their redemption rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our initial shareholders, officers and directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in the IPO) regardless of whether such shareholder votes for or against such proposed business combination or does not vote at all. The ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate a business combination even where a substantial number of public shareholders seek to redeem their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for redemption in our amended and restated memorandum and articles of association. As a result, we may be able to consummate a business combination even though a substantial number of our public shareholders do not agree with the transaction and have redeemed their shares.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, the rights to one-tenth (1/10) of one ordinary share upon consummation of our initial business combination included within our units, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will likely need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

As of the date of the IPO, our amended and restated memorandum and articles of association will authorize the issuance of up to 50,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Although we have no commitment as of the date of the IPO, we may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares will not reduce the per-share redemption amount in the trust account. The issuance of additional ordinary shares or preference shares:

●	may significantly reduce the equity interest of investors in the IPO;

●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein may be amended if approved by special resolution, under Cayman Islands law. A special resolution requires the affirmative vote of at least two-thirds of the shareholders who, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our sponsor, who will beneficially own 20% of our ordinary shares upon the closing of the IPO (assuming it does not purchase any units in the IPO and excluding the ordinary shares comprising part of the private placement units and the ordinary shares underlying the private placement rights issued to the sponsor), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem into cash a significant number of shares from shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If the net proceeds of the IPO not being held in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

Of the net proceeds of the IPO, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We will also have access to certain interest earned on the funds held in the trust account for working capital purposes. We believe that, upon closing of the IPO, such funds will be sufficient to allow us to operate for at least the next 24 months, however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our Board of Directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our initial shareholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our Board of Directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may only be able to complete one business combination with the proceeds of the IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by significant current and future events, such as public health concerns, the war in Ukraine, rising interest rates, ongoing market turbulence and the status of debt and equity markets.

Public health concerns (pandemics or epidemics), terrorist attacks, natural disasters, acts of war (including the war in Ukraine), civil unrest, economic downturns or recessions and rising interest rates could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any such situations restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel or service providers, or otherwise cause the target company to be unavailable to negotiate and consummate a transaction in a timely manner. The extent to which current or future events impact our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning, for example, the severity of any public health concerns, the status of efforts to contain COVID-19 or treat its impact, among others. If the disruptions posed by any current or future events continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by rising interest rates, ongoing market turbulence or other current or future events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Furthermore, because our management team utilizes strategic advisors in addition to conventional directors and officers, we may choose to seek liability insurance coverage which extends to our strategic advisors, which could further increase our insurance costs.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

If we are classified as a passive foreign investment company, United States taxpayers who own our Ordinary Shares may have adverse United States federal income tax consequences.

A non-U.S. corporation such as ourselves will be classified as a passive foreign investment company (“PFIC”) for any taxable year if, for such year, either (i) at least 75% of our gross income for the year is passive income or (ii) the average percentage of our assets (determined at the end of each quarter) during the taxable year which produce passive income or which are held for the production of passive income is at least 50%. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business), and gains from the disposition of passive assets. For purposes of the PFIC analysis, in general, a non-U.S. corporation is deemed to own its pro rata share of the gross income and assets of any entity in which it is considered to own at least 25% of the equity by value.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our ordinary shares, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Depending on the amount of cash we raise in the IPO, together with any other assets held for the production of passive income, it is possible that, for our 2025 taxable year or for any subsequent year, more than 50% of our assets may be assets which produce passive income, in which case we would be deemed a PFIC, which could have adverse U.S. federal income tax consequences for U.S. taxpayers who are shareholders. We will make this determination following the end of any particular tax year. For a more detailed discussion of the application of the PFIC rules to us and the consequences to U.S. taxpayers if we were or are determined to be a PFIC, see “Material United States Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company.”

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses and $175,000 for additional working capital), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the rights may be worthless.

We have until the date that is 24 months from the closing of the IPO or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses and $175,000 for additional working capital), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights may be worthless.

Risks Relating to the Post-Business Combination Company

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our ordinary shares. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations. We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we acquire a company operating in the M&E industry, our future operations may be subject to risks associated with this sector.

While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally for target companies within the M&E industry with a primary focus on the United States, and in particular on identifying attractive targets among content studios and film production, family entertainment, animation, music, gaming, e-sports, talent management, talent-facing brands and businesses. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in these industries may include, but are not limited to, the following:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;

●	competition from other companies and businesses in the M&E industry;

●	the ability to develop successful new products or improve existing ones;

●	changes in technology rendering our products or services obsolete following a business combination;

●	the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

●	fluctuations in interest rates, which could adversely affect the ability of buyers and tenants of properties to obtain financing on favorable terms or at all;

●	mobile malware, viruses, ransomware, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

●	litigation and other legal proceedings;

●	challenges associated with perfecting, registering, maintaining, licensing, enforcing and defending our intellectual property rights;

●	complexities in properly measuring the value of intangible or cutting-edge business assets, such as a celebrity’s brand recognition or the advertising potential of a streaming service;

●	risks arising out of the interconnectedness of the value and goodwill of our business and brands with the marketability, popularity, and public perception of certain celebrities;

●	the ability to attract and retain highly skilled employees;

●	environmental risks;

●	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses;

●	increasing governmental regulation; and

●	failure to comply with governmental regulations resulting in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to companies in the M&E industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

An investment in the IPO involves uncertain U.S. federal income tax consequences.

An investment in the IPO involves uncertain U.S. federal income tax consequences. For instance, the Internal Revenue Service could challenge the allocation an investor makes with respect to allocating the purchase price of a unit between the ordinary share and the right to receive 1/10 of an ordinary share upon the consummation of our initial business combination, included in each unit. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in “Material U.S. Federal Income Tax Considerations”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local, or foreign tax laws, as well as U.S. federal tax laws. See the section entitled “Material U.S. Federal Income Tax Considerations” for a summary of the material United States Federal income tax consequences of an investment in our securities.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A reorganization that does not qualify as tax-free could result in the imposition of substantial taxes on holders of our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022, which, among other things, imposes a 1% U.S. federal excise tax on certain repurchases (including redemptions) of shares by publicly traded U.S. corporations after December 31, 2022 (the “Excise Tax”), subject to certain exceptions. If applicable, the amount of the Excise Tax is generally 1% of the aggregate fair market value of any shares repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new share issuances by the repurchasing corporation during the same taxable year.

As a Cayman Islands exempted company, the Excise Tax is currently not expected to apply to redemptions of our ordinary shares (absent any regulations or other additional guidance that may be issued in the future).

However, in connection with an initial business combination involving a company organized under the laws of a state of the United States, it is possible that we domesticate and continue as a corporation organized under the laws of a state of the United States prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on a national securities exchange, in such a case, we could be subject to the Excise Tax with respect to any subsequent redemptions (including redemptions in connection with an extension vote or the initial business combination). Whether and to what extent we would be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of final regulations and other additional guidance from the U.S. Department of the Treasury.

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, the fact that we may consummate a business combination with a target in a broad array of industries, we believe there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for their other businesses., Therefore we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our initial shareholders have waived their right to redeem the founders shares, private shares or any other shares purchased in the IPO or thereafter, or to receive distributions from the trust account with respect to the Founders Shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares and rights acquired prior to the IPO, as well as the private units purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholder Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Our management may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our management will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Risks Relating to our Securities

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, IRHO SPAC Sponsor LLC, an entity affiliated with Mr. Bengochea, has agreed (subject to certain exceptions described elsewhere in the IPO) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not independently verified whether IRHO SPAC Sponsor LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets. Accordingly, we believe it is unlikely that it will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provides that we will continue in existence only until 24 months from the closing of the IPO, unless extended by our shareholders. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable (less up to $100,000 for our liquidation expenses and $175,000 for additional working capital), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Members of our management team, board of directors and advisors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team, board of directors and advisors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team, board of directors and advisors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination. See “Legal Proceedings” for more information regarding legal proceedings and other matters related to our management team, board of directors and advisors.

Members of our management team, board of directors and advisors and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team, board of directors and advisors have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team, board of directors and advisors and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our directors may decide not to enforce IRHO SPAC Sponsor LLC’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and IRHO SPAC Sponsor LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against it to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we may invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be held as cash or cash items (including in demand deposit accounts) or invested only in U.S. government treasury obligations with a maturity of 185 days or less, money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, although we may determine to hold such proceeds as cash rather than investing them for any reason including but not limited to interest rate fluctuations or the need for such funds in connection with an impending closing of an initial business combination. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not previously released to us, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following the IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00, without taking into account any interest earned on such funds or any increase as a result of our extending the time to consummate a business combination as described herein. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are on NASDAQ, a national securities exchange. We cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is possible that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements.

If NASDAQ delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and ordinary shares and rights will be listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders paid a nominal price for the Founders Shares and, accordingly, you will experience immediate and substantial dilution from the purchase of our ordinary shares.

The difference between the public offering price per share and the pro forma net tangible book value per ordinary share after the IPO constitutes the dilution to the investors in the IPO. Our initial shareholders acquired the Founders Shares at a nominal price, significantly contributing to this dilution. Upon consummation of the IPO, you and the other new investors will incur an immediate and substantial dilution of approximately 115.0% or $11.50 per share (the difference between the pro forma net tangible book value per share $(1.50) (assuming a maximum redemption scenario), and the initial offering price of $10.00 per unit). This is because investors in the IPO will be contributing approximately 97% of the total amount paid to us for our outstanding securities after the IPO but will only own approximately 80% of our outstanding securities and this becomes exacerbated to the extent that public shareholders seek to redeem their shares into a pro rata share of the trust proceeds. Accordingly, the per-share purchase price you will be paying substantially exceeds our per share net tangible book value.

Our initial shareholders paid an aggregate of $32,000 for the Founders Shares, or approximately $0.0056 per share. As a result, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders, and may have an incentive to recommend such an initial business combination to our shareholders.

As a result of the low acquisition cost of our Founders Shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, they may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founders Shares.

If the non-managing sponsor investors purchase a substantial number of the units in the IPO, it could reduce the trading volume, volatility and liquidity for our shares, adversely affect the trading price of our shares and, further, may present a conflict of interest for such non-managing sponsor investors in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

If the non-managing sponsor investors purchase a substantial number of the units in the offering and depending on how many units are purchased by the non-managing sponsor investors, the post-offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the units been more widely offered and sold to other public investors. We do not expect any purchase of units by the non-managing sponsor investors to negatively impact our ability to meet Nasdaq listing eligibility requirements.

Although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among the non-managing sponsor investors, if such investors hold a substantial portion of the units purchased, the sponsor and the non-managing sponsor investors would collectively own a significant number of our shares. Further, the non-managing sponsor investors will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Non-managing sponsor investors’ interests in the founder shares may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Therefore, in the event that the non-managing sponsor investors purchase a substantial number of the units in the IPO, continue to hold the shares included in the units and individually decide to vote such shares in favor of our initial business combination, we may not need any additional public shares sold in the IPO to be voted in favor of our initial business combination to have our initial business combination approved.

Since our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the IPO), and because our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

Our sponsor purchased 5,750,000 Founder Shares on September 29, 2025. Up to 750,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part. Prior to this initial investment in us by the sponsor, we had no assets, tangible or intangible. Our sponsor holds founder shares and has committed to purchase 370,000 private units. Subject to each non-managing sponsor investor purchasing, through the sponsor, the private units allocated to it in connection with the closing of the IPO, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 2,520,000 founder shares.

The Sponsor and Cantor have committed to purchase an aggregate of 570,000 private units (whether or not the underwriters’ over-allotment option is exercised in full), at a price of $10.00 per unit, or $5,700,000 in the aggregate (whether or not the underwriters’ over-allotment option is exercised in full), in a private placement that will close simultaneously with the closing of the IPO. Each private unit consists of one ordinary share and one right. Of those 570,000 private units, our sponsor has agreed to purchase 370,000 units and Cantor has agreed to purchase 200,000 units. The private units are identical to the units sold in the IPO, subject to certain limited exceptions as described in the IPO. If we do not complete our initial business combination by the Deadline unless the time to complete our initial business combination is extended in accordance with charter, the private units will be worthless. Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of founder shares, the founder shares may have significant value after the business combination even if our ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the shares included in the units and the rights included in the units, they may purchase in the IPO as the rights afforded to our other public shareholders. The non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares, private shares and private rights as further discussed in the IPO. The non-managing sponsor investors will share in any appreciation of such securities through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, non-managing sponsor investors’ interests in the securities owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares or our private units may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing sponsor investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.0056 per share, the holders of our founder shares (including any non-managing sponsor investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Commencing at any time after we consummate an initial business combination, our initial shareholders are entitled to make a demand that we register the resale of the founders shares, and the holders of the private units and any additional private units issued to our initial shareholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private units we issue to them (and the underlying securities). The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

The determination for the offering price of our units is more arbitrary than the pricing of securities for an operating company in a particular industry.

Prior to the IPO there has been no public market for any of our securities. The public offering price of the units were negotiated between us Cantor. Factors considered in determining the prices and terms of the units, including the ordinary shares and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies; and

●	general conditions of the securities markets at the time of the offering.

However, although these factors were considered, the determination of the IPO price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Our amended and restated memorandum and articles of association provides the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

General Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of November 30, 2025, the Company had cash of $432, working capital deficit of $512,915, and shareholders’ deficit of $173,666. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company expects to incur significant costs in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we were listed on a national securities exchange upon the consummation of the IPO, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 24 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the emerging military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

We are an “emerging growth company” and “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.235 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 24 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 36 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

The SEC is also proposing to amend rules and forms under both the Investment Advisers Act of and the Investment Company Act of 1940 to require registered investment advisers, certain advisers exempt from registration, registered investment companies, and business development companies, to provide additional information regarding their environmental, social, and governance (“ESG”) investment practices. The proposed amendments, if passed, may impose additional disclosure requirements on the company if we are deemed to be an investment company.

Compliance with these additional regulatory burdens and proposed amendments would require additional expense for which we have not allotted.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending November 30, 2026. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2025, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

Item 2. PROPERTIES

We maintain our principal executive office at 851 Broken Sound Parkway Nw Boca Raton, FL 33487, Suite 230. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Ordinary Shares and rights are each traded on Nasdaq under the symbols “IRHOU,” “IRHO” and “IRHOR,” respectively. Our units commenced public trading on December 17, 2025. Our Ordinary Shares and Rights began separate trading on February 6, 2026.

Holders

On February 12, 2026, there was 1 holder of record for our units, and 1 holder of record of our Rights. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On September 29, 2025, IRHO SPAC Sponsor LLC (our Sponsor), contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share (the “ordinary shares”) at approximately $0.005 per share

In addition, our sponsor, IRHO SPAC Sponsor LLC purchased from us 370,000 private units at a price of $10.00 per private unit, for an aggregate purchase price of $3,700,000 in a private placement that closed simultaneously with the closing of the IPO, and Cantor purchased 200,000 private placement units at a price of $10.00 per private unit, for an aggregate purchase price of $2,000,000. The private units are identical to the units sold in the IPO. If we do not complete an initial business combination within 24 months from the closing of the IPO, the proceeds from the sale of the public units will be included in the liquidating distribution to our public shareholders and the private units will be worthless.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of $15,590,100 ( including deferred underwriting commissions of $10,950,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $230,000,000 of the net proceeds from our initial public offering and the sale of the placement shares were placed in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the placement shares as is described in the company’s final prospectus related to the initial public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company initially incorporated as a Delaware corporation on November 26, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. On July 25, 2025, we transferred, by way of continuation, to the Cayman Islands. On September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 30, 2025, we merged with Iron Horse Acquisition II Corp, which is the surviving entity, and we are now incorporated as a Cayman Islands exempted company. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2024 (inception) through November 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2025 and for the period from November 26, 2024 (inception) through November 30, 2024, we had net loss of $204,391 and $1,275, respectively, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the Initial Public Offering. As of November 30, 2025, we had cash of $432 and working capital deficit of $512,915.

Subsequent to the period covered by this Report, on December 18, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.

Following the closing of the Initial Public Offering and the private placement, a total of $230,000,000 was placed in the Trust Account. The proceeds held in the Trust Account will be held as cash items or invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any ordinary shares included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred $15,590,100, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company expects to incur significant costs in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

The underwriters were entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of November 30, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 1, 2024.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statement and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2025, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Jose Antonio Bengochea	35	Chief Executive Officer and Chairman
William Caragol	58	Chief Financial Officer and Director
Tarron Hecox	35	Lead Independent Director Nominee
Daniel Becker	35	Independent Director Nominee

Jose Antonio Bengochea is our Company’s Founder, Chief Executive Officer, and Chairman of the Board. Mr. Bengochea served as the Chief Executive Officer and a director of Iron Horse I from November 2021 until the SPAC’s successful close on September 30, 2025, and has served as the managing member of Bengochea SPAC Sponsor I LLC, the sponsor of Iron Horse I since November 2021. Mr. Bengochea is the Founder and Chief Executive Officer of Bengochea Capital LLC (“Bengochea Capital”), an investment firm founded in 2020 to pursue frontier asset classes and, through Mr. Bengochea’s network of connections to various M&E industry executives and celebrities, to examine global opportunities in media and entertainment. Bengochea Capital has been a registered media entity with the Recording Academy for the 2023 and 2024 Grammy Awards, has been present at the Cannes Film Festival, among other prestigious events, and specializes in animation, music, AI, IP, and fashion, with a growing number of business touchpoints across Japan and South Korea. Prior to founding Bengochea Capital, Mr. Bengochea was a part of Sony’s Global Business Development team in Los Angeles and, prior to that, served as a corporate attorney at the law firm of Jenner & Block in New York City. Mr. Bengochea holds an A.B. summa cum laude from Harvard University, where he designed his own degree, entitled Comparative Imperial History, and graduated with a secondary specialization in Archaeology. Mr. Bengochea also holds a J.D. degree from Harvard Law School and an M.B.A. from Harvard Business School.Jose Antonio Bengochea is our Chief Executive Officer and Chairman of the Board. Mr. Bengochea served as the Chief Executive Officer of and a director of Iron Horse I from November 2021 to September 30, 2025, and has served as the managing member of Bengochea SPAC Sponsor I LLC, the sponsor of Iron Horse I since November 2021. Mr. Bengochea is the Founder and Chief Executive Officer of Bengochea Capital LLC (“Bengochea Capital”), an investment firm founded in 2020 to pursue frontier asset classes and, through Mr. Bengochea’s network of connections to various M&E industry executives and celebrities, to examine global opportunities in media and entertainment. Bengochea Capital has been a registered media entity with the Recording Academy for the 2023 Grammy Awards; is currently a registered media entity with the Recording Academy for the upcoming 2024 Grammy Awards; has been present at the Cannes Film Festival, among other prestigious events; and has access to several animation, family, and IP potential deal-flow, with a growing number of business touchpoints across Asia. Prior to founding Bengochea Capital, Mr. Bengochea was a part of Sony’s Global Business Development team in Los Angeles and, prior to that, served as a corporate attorney at the law firm of Jenner & Block in New York City. Mr. Bengochea holds an A.B. summa cum laude from Harvard University, where he designed his own degree, entitled Comparative Imperial History, and graduated with a secondary specialization in Archaeology. Mr. Bengochea also holds a J.D. degree from Harvard Law School and an M.B.A. from Harvard Business School.

William Caragol is our Chief Financial Officer and a director of the Company. Mr. Caragol served as the Chief Financial Officer (since December 2024) and Chief Operating Officer of Iron Horse I from December 2023 to September 30, 2025. Mr. Caragol has over thirty years of experience working with growth stage companies. In 2018, he founded and is the Managing Director of Quidem LLC, a corporate strategic and financial advisory firm. Since July 2021 he has been the Chief Financial Officer of Mainz Biomed N.V. (NASDAQ: MYNZ), a molecular genetics diagnostic company specializing in the early detection of cancer. Since July 2021, Mr. Caragol has served on the Board of Directors of Worksport Ltd. (NASDAQ: WKSP), a growth stage technology company, and sits on the Audit Committee, Compensation Committee and the Corporate Governance Committee. Since July 2023, Mr. Caragol has served on the Board of Directors of DeFi Development Corp. (NASDAQ: DFDV), a Solana-focused treasury company, and sits on the Audit Committee, Compensation Committee and the Corporate Governance Committee. From 2021 to 2023, Mr. Caragol served on the Board of Directors and was Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX) a financial technology company leveraging proprietary blockchain security to build customized payment solutions. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants.

Tarron Hecox will serve as our lead independent director of the Company from the date of the IPO. Mr. Hecox has ample public markets and operational experience. Since 2019, he has held various commercial roles at AGCO Corporation (NYSE: AGCO), a Fortune 500 company. Previously, Mr. Hecox worked with the Howard G. Buffett Foundation, William Blair & Company, and Parnassus Investments, and he also formerly co-founded Spartan Capital L.L.C. in 2017, a private fund formed to pursue technology opportunities. Mr. Hecox is also well versed in SPACs and entertainment through the private fund he co-founded in 2014, Limitless Strategies, LLC, which focuses on creating value through public and private investments in media, entertainment, and AI. Mr. Hecox received his MBA from Harvard Business School in 2016; an undergraduate degree with highest distinction from the University of Nebraska-Lincoln, where he studied economics, finance, and accounting; a master’s degree from the University of Nebraska-Lincoln; and has held a CPA designation. We believe that Mr. Hecox’s strong history of public markets experience, and his extensive experiences with corporate ventures, makes him an excellent candidate to serve as a director of the Company.

Daniel Becker will serve as an independent director of the Company from the date of the IPO. Mr. Becker is an expert in AI machine learning, emerging technologies, and in the interplay between new technologies and consumerism, with particular strategic expertise and networks in AI infrastructure, data systems, and CPG businesses. Since December 2024, Mr. Becker has served as a Data Engineer at Restaurant Brands International (NYSE: QSR) where, from Miami, he leads an international team overseeing finance, data, and analytics across several of their investments, including the Tim Hortons, Popeyes, and Burger King franchises worldwide. Prior to Restaurant Brands, from August 2023 through November 2024, Mr. Becker worked at Lennar Corporation (NYSE: LEN, “Lennar”), building AI-driven software pilots for its Emerging Technology group, in addition to evaluating new technologies and other investment opportunities. Mr. Becker has also worked with several Fortune 100 clients across several industries, including finance/MBS, ad-tech and media, retail, manufacturing, and more, during his prior tenures as a freelance consultant from July 2020 until July 2023. Mr. Becker served as consultant to Iron Horse I from 2024 to the present. Mr. Becker graduated from Princeton University in 2013 where he holds a degree in Mechanical and Aerospace Engineering with a focus on computer vision and autonomous systems. We believe that Mr. Becker will be an excellent candidate to serve as a director of the Company due to his knowledge in ad-tech, retail and media, in addition to his investment advisory expertise.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Our sponsor will provide us the use of their office space and certain administrative services in our search for a target business at no cost. Our sponsor, officers and directors, or any affiliate of our sponsor or officers, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. They may also receive repayment for any loans made by them to us for working capital needs or extending our time to consummate an initial business combination.

No other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction that it is).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Director Independence

Currently Tarron Hecox, and Daniel Becker would each be considered an “independent director” under NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our Board of Directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective upon the date of the IPO, we will have established an audit committee of the board of directors, which will consist of Tarron Hecox, and Daniel Becker, each of whom is an independent director under NASDAQ’s listing standards. Tarron Hecox will serve as chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ’s listing standards. NASDAQ’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Tarron Hecox qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

Effective upon the date of the IPO, we will have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance will be Tarron Hecox, and Daniel Becker. Tarron Hecox will serve as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of NASDAQ.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee charter, generally provide that person to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Effective upon the date of the IPO, we will have established a compensation committee of the board of directors, which will consist of Tarron Hecox, and Daniel Becker, each of whom is an independent director under NASDAQ’s listing standards. Mr. Becker will serve as chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective upon the date of the IPO, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics will codify the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

We have not adopted an insider trading policy.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(s)	Name of Affiliated Company	Position at Affiliated Company
Jose Antonio Bengochea	Bengochea Capital, LLC IRHO SPAC Sponsor LLC Iron Horse I	CEO Founder Managing Member CEO, Director

William J. Caragol, Jr	Quidem LLC Mainz Biomed N.V. DeFi Development Corp. Worksport Ltd. Iron Horse I Collab Z, Inc.	Managing Director CFO Director Director CFO and COO Chairman

Daniel Becker	Restaurant Brands International	Data Engineer

Tarron Hecox	AGCO Corporation Limitless Strategies LLC	Employee Co-Founder

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Item 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of November 30, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and director as a group.

The following table is based on 29,320,000 Ordinary Shares issued and outstanding as of February 12, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding
IRHO SPAC Sponsor LLC(1)	5,370,000	21.0%
Jose Bengochea(1)	5,370,000	21.0%
William Caragol(1)	5,370,000	21.0%

Cantor Fitzgerald & Co.	200,000	0.01%
	5,570,000

(1)	Unless otherwise noted, the business address of each of the following is c/o IRHO SPAC Sponsor LLC. Mr. Bengochea and William Caragol are the managing members, and have dispositive voting rights on the ordinary shares held at 851 Broken Sound Parkway Nw Boca Raton, suite 230, FL 33487.

The sponsor has agreed (A) to vote any shares owned by it in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor, executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Private Units

The founder shares and private units and any ordinary shares issued upon conversion thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares and (ii) in the case of the private units and any shares issuable upon conversion or exercise thereof, as follows:

Founder Shares	Private Units

until the earlier of (A) 6 months after the completion of our initial business combination.

Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares, which we refer to as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up.

until 30 days after the completion of our initial business combination.

Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares, which we refer to as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our shareholders having the right to exchange their ordinary shares for cash, securities or other property, the securities included in the private units will be released from the lock-up.

Our sponsor, officers and directors agreed not to transfer, assign or sell any founder shares until the earlier to occur of (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property (except with respect to permitted transferees as described in the section of the IPO entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Units”). The private units and the units that may be issued upon conversion of working capital loans (including the underlying securities) will not be transferable, assignable or saleable by our sponsor (as applicable) or their permitted transferees until 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under the section of the IPO entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Units”).

Lock-up Agreement with Underwriter

We, our sponsor and our executive officers and directors have agreed that, for a period of 180 days from the date of the IPO, we and they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, founder shares or rights, subject to certain exceptions. The representative in its sole discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. Our sponsor, officers and directors are also subject to separate transfer restrictions on their founder shares and private units pursuant to the letter agreement described herein.

Our sponsor, officers and directors agreed not to transfer, assign or sell any founder shares until the earlier to occur of (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property (except with respect to permitted transferees as described in the section of the IPO entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Units”). The private units and the units that may be issued upon conversion of working capital loans (including the underlying securities) will not be transferable, assignable or saleable by our sponsor (as applicable) or their permitted transferees until 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under the section of the IPO entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Units”).

Except in certain limited circumstances, no member of the sponsor (including the non-managing sponsor investors) may transfer all or any portion of its membership interests in the sponsor. For more information, see “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Units”.

Non-Managing Sponsor Investors’ Membership Interest Units In The Sponsor

The non-managing sponsor investors may not sell, transfer, assign, pledge, mortgage, charge, hypothecate, exchange or otherwise dispose of, directly or indirectly, all or any portion of their units in the sponsor without the prior written consent of the managing member of the sponsor, unless it’s a permitted transfer as permitted to such non-managing sponsor investors’ affiliates (which affiliates shall include any non-managing sponsor investors’ owners of an equity interest, direct investors, members, or limited partners, as the case may be), immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such non-managing sponsor investors’ immediate family; provided that such recipient shall be required to become a non-managing sponsor investor in the sponsor.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) private units which will be issued in a private placement simultaneously with the closing of the IPO and the shares underlying such private units, including those to be issued upon conversion of the rights, and (iii) private units that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full, we will be obligated to register up to 6,377,000 ordinary shares. The number of ordinary shares includes (i) up to 5,750,000 founder shares, (ii) 570,000 shares underlying the private units, and 57,000 underlying the rights included in the private units (if the underwriter exercises the over-allotment option in full). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, the underwriter may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which the IPO forms a part. In addition, the underwriter may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which the IPO forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 29, 2025, IRHO SPAC Sponsor LLC (our Sponsor), contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share (the “ordinary shares”) at approximately $0.005 per share, so that our initial shareholders own approximately 20% of our issued and outstanding ordinary shares after the IPO (assuming they do not purchase any units in the IPO). Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II.

In November 2024, we had issued 12,321,429 ordinary shares to Bengochea SPAC Sponsors II LLC, for $25,000 in cash, in connection with our organization. On May 8, 2025, the Sponsor forfeited 6,571,429 Founder Shares for no consideration, leaving 5,750,000 Founder Shares, which shares are now cancelled.

If the underwriters determine the size of the offering should be increased (including pursuant to Rule 462(b) under the Securities Act) or decreased, a share dividend or a contribution back to capital, as applicable, would be effectuated in order to maintain our initial shareholders’ ownership at a percentage of the number of shares to be sold in the IPO.

Our sponsor and Cantor have committed that they and/or their respective designees will purchase, pursuant to a written subscription agreement with us, the 570,000 private units (for a total purchase price of $5,700,000) from us. This purchase will take place on a private placement basis simultaneously with the consummation of the IPO. The purchasers have agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private units will likely be worthless.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, on a non-interest bearing basis, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon the close of this initial public offering. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our Founders Shares issued and outstanding on the date of the IPO, as well as the holders of the private units our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of a majority of the private units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which the IPO forms a part. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which the IPO forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to the closing of the IPO, our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the offering. As of November 30, 2025, we had borrowed $300,000 (of up to $300,000 available to us) under the promissory note with our sponsor, which was used to pay a portion of the expenses of the IPO referenced in the line items above for SEC registration fee, FINRA filing fee, any non-refundable portion of the NASDAQ listing fee not covered by Cantor, a portion of the legal and audit fees and other offering expenses. This loan is non-interest bearing, unsecured and repayable upon the earlier of (a) the date on which the SPAC consummates its initial business combination or, at the holder’s discretion, if funds allow, or (b) the date on which the Company concludes the initial public offering of its securities. The principal balance may be prepaid at any time. Our sponsor will provide us the use of their office space and certain administrative services in our search for a target business at no cost.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than the foregoing payments, no compensation or fees of any kind will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Our sponsor will provide us the use of their office space and certain administrative services in our search for a target business at no cost;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of non-interest-bearing extension loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to extend the time we have to consummate an intended initial business combination. Such loans may be convertible into units, at a price of $10.00 per private unit, at the option of the lender. The units would be identical to the private units; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of MaloneBailey, LLP (“MaloneBailey”) acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended November 30, 2025 and the period from November 26, 2024 (inception) through November 30, 2024, totaled $97,850 and $30,900, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the year ended November 30, 2025 and the period from November 26, 2024 (inception) through November 30, 2024.

Tax Fees. For the year ended November 30, 2025 and the period from November 26, 2024 (inception) through November 30, 2024, the aggregate fees billed by MaloneBailey for services rendered for tax compliance, tax advice and tax planning totaled $0 and $2,575, respectively.

All Other Fees. For the year ended November 30, 2025 and the period from November 26, 2024 (inception) through November 30, 2024, MaloneBailey did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial statements: Our financial statements are listed in the “Index to Audited Financial Statements” on page F-1.

(2)	Financial statement schedules: None

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amended and Restated Memorandum & Articles of Association dated December16, 20254 (as filed on the Current Report on Form 8 - K as Exhibit 3.1 on December 18, 2025 and incorporated herein by reference)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Rights Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor and the Underwriter.(1)
10.3	Private Placement Unit Purchase Agreement between the Company and the Sponsor.(1)
10.4	Private Placement Unit Purchase Agreement between the Company and the Underwriter.(1)
10.5	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
97.2*	Insider Policy
101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 18, 2025.

(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on December 9, 2025.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON HORSE ACQUISITION II CORP.

By:	/s/ Jose Bengochea
Name:	Jose Bengochea
Title:	Chief Executive Officer (Principal Executive Officer)

Dated: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jose Bengochea	Chief Executive Officer and Director
Jose Bengochea	(Principal Executive Officer)

/s/ William Caragol	Chief Financial Officer
William Caragol	(Principal Financial Officer)

/s/ Tarron Hecox	Director
Tarron Hecox

/s/ Daniel Becker	Director
Daniel Becker

IRON HORSE ACQUISITION II CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 206)	F-2
Balance Sheets as of November 30, 2025 and 2024	F-3
Statements of Operations for the year ended November 30, 2025 and for the period from November 26, 2024 (Inception) through November 30, 2024	F-4
Statements of Changes in Shareholder’s Deficit for the year ended November 30, 2025 and for the period from November 26, 2024 (Inception) through November 30, 2024	F-5
Statements of Cash Flows for the year ended November 30, 2025 and for the period from November 26, 2024 (Inception) through November 30, 2024	F-6
Notes to Financial Statements	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Iron Horse Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Iron Horse Acquisition II Corp. (the “Company”) as of November 30, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2025 and for the period from November 26, 2024 (inception) through November 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the year ended November 30, 2025 and for the period from November 26, 2024 (inception) through November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

February 12, 2026

PCAOB ID Number 206

IRON HORSE ACQUISITION II CORP.

BALANCE SHEETS

	November 30, 2025	November 30, 2024
ASSETS
Current assets
Cash	$432	$—
Prepaid expenses	25,000	—
Total current assets	25,432	—
Deferred offering costs	339,249	15,000
TOTAL ASSETS	$364,681	$15,000

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$53,592	$1,275
Accrued offering costs	172,841	—
Due to Sponsor	11,914	—
Promissory note – related party	300,000	15,000
TOTAL LIABILITIES	538,347	16,275

Commitments and contingencies (Note 5)

SHAREHOLDER’S DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 5,750,000 shares issued and outstanding as of November 30, 2025 and 2024(1)(2)	575	575
Stock subscription receivable	—	(25,000)
Additional paid-in capital	31,425	24,425
Accumulated deficit	(205,666)	(1,275)
TOTAL SHAREHOLDER’S DEFICIT	(173,666)	(1,275)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$364,681	$15,000

(1)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

(2)	Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of the financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

	For the year ended November 30,	For the period from November 26, 2024 (Inception) through November 30,
	2025	2024
General and administrative costs	$204,391	$1,275
Loss from operations	(204,391)	(1,275)

Net loss	$(204,391)	$(1,275)

Basic and diluted weighted average ordinary shares outstanding(1)(2)	5,000,000	5,000,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.00)

(1)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

(2)	Excludes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of the financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2025 AND

FOR THE PERIOD FROM NOVEMBER 26, 2024 (INCEPTION) THROUGH NOVEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares(1)(2)	Amount	Shareholder	Capital	Deficit	Deficit
Balance — November 26 2024 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,750,000	575	(25,000)	24,425	—	—
Net loss	—	—	—	—	—	—	(1,275)	(1,275)

Balance – November 30, 2024	—	—	5,750,000	575	(25,000)	24,425	(1,275)	(1,275)
Collection of share subscription receivable	—	—	—	—	25,000	—	—	25,000
Additional Sponsor contribution in relation to the issuance of ordinary shares	—	—	—	—	—	7,000	—	7,000
Net loss	—	—	—	—	—	—	(204,391)	(204,391)

Balance – November 30, 2025	—	$—	5,750,000	$575	$—	$31,425	$(205,666)	$(173,666)

(1)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

(2)	Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of the financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

	For the year ended November 30, 2025	For the period from November 26, 2024 (Inception) through November 30, 2024
Cash flow from operating activities:
Net loss	$(204,391)	$(1,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through advances from Sponsor	27,313	—
Payment of general and administrative costs by Sponsor in exchange for issuance of ordinary shares	7,000	—
Changes in current assets and liabilities:
Prepaid expenses	(25,000)	—
Accrued expenses	52,317	1,275
Net cash used in operating activities	(142,761)	—

Cash flow from financing activities:
Collection of share subscription receivable	25,000	—
Proceeds from promissory note – related party	285,000	—
Repayment of advances from related party	(15,399)	—
Payment of offering costs	(151,408)	—
Net cash provided by financing activities	143,193	—

Net Change in Cash	432	—
Cash at beginning of period	—	—
Cash at end of period	$432	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued offering costs	$172,841	$—
Offering costs paid through promissory note – related party	$—	$15,000
Ordinary shares issued in exchange for share subscription receivable	$—	$25,000

The accompanying notes are an integral part of the financial statements.

IRON HORSE ACQUISITION II CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2025

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Iron Horse Acquisitions Corp. II (the “Company”) was incorporated in Delaware on November 26, 2024 as a blank check company for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”) and transferred by way of continuation to the Cayman Islands as an exempted company incorporated under the laws of the Cayman Islands on July 25, 2025. On September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company.

As noted above, on September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 18, 2025, IRHO SPAC Sponsor LLC (the” Sponsor”), contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share (the “ordinary shares”) at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II, which shares are now cancelled. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company.

Accounting Standards Codification (“ASC”) 805-50, Business Combinations, provides specific guidance on accounting for certain transactions related to business combinations, including asset acquisitions (transactions not meeting the business definition) and pushdown accounting (an optional method to reflect a parent’s acquisition in a subsidiary’s financial statements), and addresses transactions between entities under common control. This transaction is being accounted for as a common control transaction whereby the assets and liabilities are recorded at their historical cost rather than fair value and net assets received are reported retrospectively presented.

The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to initially focus on target companies within the media and entertainment industry with a primary focus on the United States, and in particular on identifying attractive targets among content studios and film production, family entertainment, animation, music, gaming, e-sports, talent management, and talent-facing brands and businesses.

As of November 30, 2025, the Company had not yet commenced any operations. All activity from November 26, 2024 (inception) through November 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected November 30 as its fiscal year-end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 16, 2025. On December 18, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Public Share and one right (“Share Right”) to receive one tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 570,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, generating gross proceeds of $5,700,000. Each Private Placement Unit consists of one ordinary share (“Private Placement Share”) and one Share Right to receive one tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.

Transaction costs amounted to $15,590,100, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs.

The Company listed the Units on the Nasdaq Global Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination (net of taxes payable and deferred underwriting commissions), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Initial Public Offering, on December 18, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and held as cash items or invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any ordinary shares included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. If the Company is unable to consummate an initial Business Combination within such time period, the Company will redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for taxes (and less up to $100,000 of interest which can be used for liquidation expenses and $175,000 for additional working capital), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in this offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares will agree to vote any shares they then hold in favor of any proposed Business Combination and will waive any redemption rights with respect to these shares pursuant to letter agreements to be executed prior to the Initial Public Offering.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination. Alternatively, the Company may conduct a tender offer and allow redemptions in connection therewith. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination or not voting at all will be entitled to demand that his Public Shares be redeemed for a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). Holders of rights sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no redemption or liquidation rights with respect to the ordinary shares underlying such rights.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds from the sale of the Private Placement Units not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the initial per-share redemption price for ordinary shares is $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Going Concern Consideration

As of November 30, 2025, the Company had cash of $432, working capital deficit of $512,915, and shareholders’ deficit of $173,666. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company expects to incur significant costs in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $432 and $0 in cash as of November 30, 2025 and 2024, respectively, and no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution that, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of November 30, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Effective July 25, 2025, the Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Prior to such date the Company was a Delaware entity and the provision for income taxes was deemed to be de minimis from November 26, 2024 (inception) through July 25, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the ordinary shares. On December 18, 2025, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Share Rights, after management’s evaluation, were accounted for under equity treatment.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). For the year ended November 30, 2025 and for the period from November 26, 2024 (inception) through November 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of 4operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Subsequently on December 18, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, as such no derivative financial instrument was recorded.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 1, 2024.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on December 18, 2025, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s ordinary shares, $0.0001 par value, and one Public Right to one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Unit consists of one Private Placement Share and one Private Placement Right to receive one tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units and Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founders Shares issued and outstanding, as well as the holders of the private placement units, including those to be issued upon conversion of the rights, and any rights the initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on December 16, 2025. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the public and private rights issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, the underwriter may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination; provided, however, that the underwriter may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 18, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,000,000, which was paid upon the closing of the Initial Public Offering.

Additionally, the underwriters were entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 6 — Related Party Transactions

Founder’s Shares

On November 29, 2024, the Company issued an aggregate of 12,321,429 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. As of November 30, 2024, the $25,000 had not been received for the issuance of the Founder Shares and it is presented as a subscription receivable on the equity statement. Subsequently on December 27, 2024, the Company received the $25,000 for the Founder Shares. On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per share data have been retrospectively presented. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. The holders of the Founder Shares agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Company had initially engaged D. Boral Capital LLC (“D. Boral”) to act as the lead underwriter in connection with the Initial Public Offering. In May 2025, D. Boral and the Company agreed to terminate such engagement, and in consideration therefore, the Sponsor has agreed to transfer 10,000 founder shares to D. Boral in full settlement of any fees incurred by D. Boral in connection with their engagement (the “D. Boral Shares”). The D. Boral Shares will be subject to the same lock-up and transfer restrictions as the other holders of founder shares.

On September 18, 2025, the Sponsor contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II, which shares are now cancelled. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

Promissory Note — Related Party

On October 1, 2025, the Company entered into a promissory note agreement with the Sponsor for $300,000. The promissory note is non-interest bearing, and due the earlier of April 30, 2026 or the date with the Company consummates the Initial Public Offering. As of November 30, 2025 and 2024, the Company had outstanding borrowings of $300,000 and $15,000, respectively, under the promissory note. On December 18, 2025, the Company repaid the total outstanding balance of the promissory note amounting to $300,000. Borrowings under the Note are no longer available (see Note 9).

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of this offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of November 30, 2025 and 2024, no Working Capital Loans were outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. As of November 30, 2025 and 2024, there were 5,750,000 ordinary shares issued and outstanding. Up to 750,000 ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial business combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-tenth (1/10) of one share underlying each right (without paying additional consideration).

Additionally, in no event will the Company be required to net cash settle the rights. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODMs review several key metrics, which include the following:

	November 30 2025	November 30, 2024
Cash	$432	$—
Prepaid expenses	$25,000	$—
Deferred offering costs	$339,249	$15,000

	For the year ended November 30, 2025	For the period from November 26, 2024 (Inception) Through November 30, 2024
General and administrative costs	$204,391	$1,275

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and general and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet dates up to the date that the financial statements are available to be issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On December 18, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.

On December 18, 2025, in connection with the closing of the Initial Public Offering, the underwriters were entitled to an underwriting discount of 2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

On December 18, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $300,000. Borrowings under the Note are no longer available.

On December 22, 2025, the Sponsor wired an aggregate amount of $38,718 back to the Company, representing the excess payment by the Company over the outstanding promissory note balance at the closing of the Initial Public Offering.