Form 10-Q
period 2026-02-28
Iron Horse Acquisition II Corp.
filed 2026-04-02
CIK 2051985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43021

IRON HORSE ACQUISITION II CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1885362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Parkway NW, Suite 230

Boca Raton, FL 33487

(Address of principal executive offices)

(310) 290-5383

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	IRHOU	The Nasdaq Stock Market, LLC

Ordinary Share, par value $0.0001 per share	IRHO	The Nasdaq Stock Market, LLC

Right-each right entitles the holder thereof to receive one-tenth (1/10) of an ordinary share	IRHOR	The Nasdaq Stock Market, LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 2, 2026, there were 29,320,000 ordinary shares, $0.0001 par value, issued and outstanding.

IRON HORSE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITION II CORP.

BALANCE SHEETS

(UNAUDITED)

	February 28, 2026	November 30, 2025

ASSETS
Current assets
Cash	$718,100	$432
Prepaid expenses	178,108	25,000
Total current assets	896,208	25,432
Long-term prepaid insurance	66,613	—
Deferred offering costs	—	339,249
Cash and investments held in Trust Account	231,461,856	—
TOTAL ASSETS	$232,424,677	$364,681

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$102,784	$53,592
Accrued offering costs	75,000	172,841
Due to Sponsor	1,762	11,914
Promissory note – related party	—	300,000
Total current liabilities	179,546	538,347
Deferred underwriting fee	10,950,000	—
Total Liabilities	11,129,546	538,347

Commitments and Contingencies (Note 5)
Ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.06 and $0 per share at February 28, 2026 and November 30, 2025, respectively	231,461,856	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at February 28, 2026 and November 30, 2025	—	—
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,320,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at February 28, 2026 and November 30, 2025, respectively(1)(2)	632	575
Additional paid-in capital	—	31,425
Accumulated deficit	(10,167,357)	(205,666)
Total Shareholders’ Deficit	(10,166,725)	(173,666)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$232,424,677	$364,681

(1)	On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 28,
	2026	2025
General, formation and operational costs	$277,959	$72,670
Loss from operations	(277,959)	(72,670)

Other income:
Interest earned on cash and investments held in Trust Account	1,636,856	—
Total other income	1,636,856	—

Net income (loss)	$1,358,897	$(72,670)

Basic and diluted weighted average Class A ordinary shares outstanding	18,856,000	—
Basic and diluted net income per Class A ordinary share	$0.06	$—
Basic weighted average Class B ordinary shares outstanding(1)(2)	5,600,000	5,000,000
Basic net income (loss) per Class B ordinary share	$0.06	$(0.01)
Diluted weighted average Class B ordinary shares outstanding(1)(2)	5,750,000	5,000,000
Diluted net income (loss) per Class B ordinary share	$0.06	$(0.01)

(1)	For the three months ended February 28, 2026, includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Such shares were excluded for the three months ended February 28, 2025. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — December 1, 2025	—	$—	5,750,000	$575	$31,425	$(205,666)	$(173,666)

Sale of 570,000 Private Placement Units	570,000	57	—	—	5,699,943	—	5,700,000

Fair value of rights included in Public units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(245,984)	—	(245,984)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,889,384)	(11,320,588)	(20,209,972)

Net income	—	—	—	—	—	1,358,897	1,358,897

Balance — February 28, 2026	570,000	$57	5,750,000	$575	$—	$(10,167,357)	$(10,166,725)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025

	Class B Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)(2)	Amount	Stockholder	Capital	Deficit	Deficit
Balance — December 1, 2024	5,750,000	$575	$(25,000)	$24,425	$(1,275)	$(1,275)

Collection of share subscription receivable	—	—	25,000	—	—	25,000

Net loss	—	—	—	—	(72,670)	(72,670)

Balance — February 28, 2025	5,750,000	$575	$—	$24,425	$(73,945)	$(48,945)

(1)	Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 28,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,358,897	$(72,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,636,856)	—
Changes in operating assets and liabilities:
Prepaid expenses	(178,108)	—
Long-term prepaid insurance	(66,613)	—
Accounts payable and accrued expenses	49,192	21,200
Due to Sponsor	362	—
Net cash used in operating activities	(473,126)	(51,470)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	175,000	—
Net cash used in investing activities	(229,825,000)	—

Cash Flows from Financing Activities:
Collection of share subscription receivable	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	5,700,000	—
Proceeds from promissory note – related party	—	142,101
Repayment of promissory note - related party	(300,000)	—
Repayment of advances from related party	(17,414)	—
Payment of offering costs	(366,792)	(98,534)
Net cash provided by financing activities	231,015,794	68,567

Net Change in Cash	717,668	17,097
Cash – Beginning of period	432	—
Cash – End of period	$718,100	$17,097

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$81,767	$15,000
Offering cost paid through advances from Sponsor	$5,500	$—
Offering cost paid by Sponsor	$1,400	$—
Prepaid expenses applied to offering costs	$25,000	$—
Accretion of Class A ordinary shares to redemption value	$20,209,972	$—
Deferred underwriting fee payable	$10,950,000	$—
Offering costs charged to Additional paid-in capital	$24,724	$—
Offering costs charged to Ordinary shares subject to possible redemption	$615,376	$—

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

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

As of February 28, 2026, the Company had not yet commenced any operations. All activity from November 26, 2024 (inception) through February 28, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company has selected November 30 as its fiscal year-end.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in this offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares will agree to vote any shares they then hold in favor of any proposed Business Combination and will waive any redemption rights with respect to these shares pursuant to letter agreements executed prior to the Initial Public Offering.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

Going Concern Consideration

As of February 28, 2026, the Company had cash of $718,100, working capital of $716,662, and shareholders’ deficit of $10,166,725. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company expects to incur significant costs in pursuit to consummate a business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has determined that the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited financial statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the United States-Iran-Israel conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 18, 2025, the Company’s Current Report on Form 8-K, as filed with the SEC on December 23, 2025, as well as the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on February 13, 2026. The interim results for the three months ended February 28, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $718,100 and $432 in cash as of February 28, 2026 and November 30, 2025, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

As of February 28, 2026 and November 30, 2025, the assets held in the Trust Account, amounted to $231,461,856 and $0, respectively. As of February 28, 2026, the assets held in the Trust Account are held in cash and in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying unaudited balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited statements of operations.

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 28, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of February 28, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. As of February 28, 2026, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Ordinary shares issuance costs	(15,344,116)
Plus:
Remeasurement of carrying value to redemption value	20,209,972
Ordinary Shares subject to possible redemption, February 28, 2026	$231,461,856

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of February 28, 2026, the rights are exercisable to purchase 2,357,000 ordinary shares in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to ordinary shares prior to an initial Business Combination, therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income(loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended February 28,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,047,733	$311,164	$—	$(72,670)
Denominator:
Basic weighted-average shares outstanding	18,856,000	5,600,000	—	5,000,000
Basic net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

	For the Three Months Ended February 28,
	2026		2025
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,041,346	$317,551	$—	$(72,670)
Denominator:
Basic weighted-average shares outstanding	18,856,000	5,750,000	—	5,000,000
Diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 5 — Commitments and Contingencies (cont.)

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

The underwriter were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,000,000, which was paid upon the closing of the Initial Public Offering.

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

Note 6 — Related Party Transactions

Founder’s Shares

On November 29, 2024, the Company issued an aggregate of 12,321,429 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. As of November 30, 2024, the $25,000 had not been received for the issuance of the Founder Shares and it is presented as a subscription receivable on the equity statement. Subsequently on December 27, 2024, the Company received the $25,000 for the Founder Shares. On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per share data have been retrospectively presented. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On September 18, 2025, the Sponsor contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering. Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II, which shares are now cancelled. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture as of February 28, 2026.

Promissory Note — Related Party

On October 1, 2025, the Company entered into a promissory note agreement with the Sponsor for $300,000. The promissory note is non-interest bearing, and due the earlier of April 30, 2026 or the date with the Company consummates the Initial Public Offering. As of November 30, 2025, the Company had outstanding borrowings of $300,000 under the promissory note. On December 18, 2025, the Company repaid the total outstanding balance of the promissory note amounting to $300,000. Borrowings under the Note are no longer available as of February 28, 2026.

Due from Sponsor

The Company paid the Sponsor an aggregate amount of $38,718 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. On December 22, 2025, the Sponsor wired the $38,718 back to the Company. As of February 28, 2026 and November 30, 2025, no balance was outstanding from the Sponsor.

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 6 — Related Party Transactions (cont.)

Due to Sponsor

The Sponsor has paid certain offering and operating expenses on behalf of the Company. As of February 28, 2026 and November 30, 2025, the balance due to the Sponsor amounted to $1,762 and $11,914, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of this offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of February 28, 2026 and November 30, 2025, no Working Capital Loans were outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 28, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. As of February 28, 2026 and November 30, 2025, there were 6,320,000 and 5,750,000 ordinary shares issued and outstanding, excluding 23,000,000 and 0 shares subject to possible redemption, respectively. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial business combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At February 28, 2026, cash and investments held in the Trust Account were comprised of $567 in cash and $231,461,289 in money market funds which are invested primarily in U.S. Treasury Securities. Through February 28, 2026, the Company withdrew $175,000 of interest earned on the Trust Account for working capital purposes, of which $175,000 was withdrawn during the three months ended February 28, 2026.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 28, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 28, 2026
Assets:
Investments held in Trust Account	1	$231,461,289

The fair value of the Public Rights issued in the Initial Public Offering is $3,404,000, or $0.148 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

December 18, 2025
Unit price	$9.95
Stock price	$9.80
Pre-adjusted value per Right	$0.98
Market adjustment(1)	15.13%

(1)	The Market adjustment reflects additional factors, which may include the likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

IRON HORSE ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2026

(Unaudited)

Note 9 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statements of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	February 28, 2026	November 30, 2025
Cash	$718,100	$432
Cash and investments held in Trust Account	$231,461,856	$—

	For the Three Months Ended February 28,
	2026	2025
General, formation and operational costs	$277,959	$72,670
Interest earned on cash and investments held in Trust Account	$1,636,856	$—

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General, formation and operational costs and interest earned on investments held in Trust Account are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the completion window. The CODM also reviews general, formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General, formation and operational costs, as reported on the unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iron Horse Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to IRHO SPAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2024 (inception) through February 28, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2026, we had a net income of $1,358,897, which consists of interest earned on cash and investments held in the Trust Account of $1,636,856, offset by general, formation and operational costs of $277,959.

For the three months ended February 28, 2025, we had a net loss of $72,670, which consists of general and administrative costs of $72,670.

Liquidity and Capital Resources

On December 18, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs of $15,590,100, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs.

For the three months ended February 28, 2026, cash used in operating activities was $473,126. Net income of $1,358,897 was affected by interest earned on cash and investments held in the Trust Account of $1,636,856. Changes in operating assets and liabilities used $195,167 of cash from operating activities.

For the three months ended February 28, 2025, cash used in operating activities was $51,470. Net loss of $72,670 was affected by changes in operating assets and liabilities provided $21,200 of cash for operating activities.

As of February 28, 2026, we had cash and investments held in the Trust Account of $ $231,461,856 (including $1,636,856 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2026, we had cash of $718,100. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of February 28, 2026.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K and final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 18, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cantor acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-284331). The Securities and Exchange Commission declared the registration statements effective on December 18, 2025.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units. Each Unit consists of one Private Placement Share and one Private Placement Right to receive one tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $230,000,000 was placed in the Trust Account.

We incurred a total transaction cost of $15,590,100, consisting of $4,000,000 cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 16, 2025, by and among the Company, Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Rights Agreement, dated December 16, 2025, by and between the Company and CST, as warrant agent. (1)
10.1	Registration Rights Agreement, dated December 16, 2025, by and among the Company and security holders. (1)
10.2	Letter Agreement, dated December 16, 2025, by and among the Company, its officers, directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 16, 2025, by and between the Company and CST, as trustee. (1)
10.5.1	Private Units Purchase Agreement, dated December 16, 2025, by and between the Company and the Sponsor. (1)
10.5.2	Private Units Purchase Agreement, dated December 16, 2025, by and between the Company and Cantor Fitzgerald & Co. (1)
10.6	Form of Indemnity Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON HORSE ACQUISITION II CORP.

Date: April 2, 2026	By:	/s/ Jose Bengochea
	Name:	Jose Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer) and Chairman of the Board

Date: April 2, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 2, 2026	By:	/s/ Tarron Hecox
	Name:	Tarron Hecox
	Title:	Director

Date: April 2, 2026	By:	/s/ Daniel Becker
	Name:	Daniel Becker
	Title:	Director