Form 10-Q
period 2026-05-31
Iron Horse Acquisition II Corp.
filed 2026-07-13
CIK 2051985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

As of July 13, 2026, there were 29,320,000 ordinary shares, $0.0001 par value, issued and outstanding.

IRON HORSE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2026	November 30, 2025

ASSETS
Current assets
Cash	$46,833	$432
Notes receivable	255,000	—
Prepaid expenses	146,539	25,000
Total current assets	448,372	25,432
Long-term prepaid insurance	45,613	—
Deferred offering costs	—	339,249
Cash and investments held in Trust Account	233,536,448	—
TOTAL ASSETS	$234,030,433	$364,681

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$75,870	$53,592
Accrued offering costs	75,000	172,841
Due to Sponsor	1,762	11,914
Promissory note – related party	—	300,000
Total current liabilities	152,632	538,347
Deferred legal fee	331,571	—
Deferred underwriting fee	10,950,000	—
Total Liabilities	11,434,203	538,347

Commitments and Contingencies (Note 5)
Ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.15 and $0 per share at May 31, 2026 and November 30, 2025, respectively	233,536,448	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at May 31, 2026 and November 30, 2025	—	—
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,320,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at May 31, 2026 and November 30, 2025, respectively(1)(2)	632	575
Additional paid-in capital	—	31,425
Accumulated deficit	(10,940,850)	(205,666)
Total Shareholders’ Deficit	(10,940,218)	(173,666)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$234,030,433	$364,681

(1)	On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
General, formation and operational costs	$773,493	$23,187	$1,051,452	$95,857
Loss from operations	(773,493)	(23,187)	(1,051,452)	(95,857)

Other income:
Interest earned on cash and investments held in Trust Account	2,074,592	—	3,711,448	—
Total other income	2,074,592	—	3,711,448	—

Net income (loss)	$1,301,099	$(23,187)	$2,659,996	$(95,857)

Basic weighted average Class A ordinary shares outstanding	23,570,000	—	21,238,901	—
Basic net income per Class A ordinary share	$0.04	$—	$0.10	$—
Diluted weighted average Class A ordinary shares outstanding	23,570,000	—	21,238,901	—
Diluted net income per Class A ordinary share	$0.04	$—	$0.10	$—
Basic weighted average Class B ordinary shares outstanding(1)(2)	5,750,000	5,000,000	5,675,824	5,000,000
Basic net income (loss) per Class B ordinary share	$0.04	$(0.00)	$0.10	$(0.02)
Diluted weighted average Class B ordinary shares outstanding(1)(2)	5,750,000	5,000,000	5,750,000	5,000,000
Diluted net income (loss) per Class B ordinary share	$0.04	$(0.00)	$0.10	$(0.02)

(1)	For the three and six months ended May 31, 2026, includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Such shares were excluded for the three and six months ended May 31, 2025. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — December 1, 2025	—	$—	5,750,000	$575	$31,425	$(205,666)	$(173,666)

Sale of 570,000 Private Placement Units	570,000	57	—	—	5,699,943	—	5,700,000

Fair value of rights included in Public Shares	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(245,984)	—	(245,984)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,889,384)	(11,320,588)	(20,209,972)

Net income	—	—	—	—	—	1,358,897	1,358,897

Balance — February 28, 2026	570,000	57	5,750,000	575	—	(10,167,357)	(10,166,725)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,074,592)	(2,074,592)

Net income	—	—	—	—	—	1,301,099	1,301,099

Balance — May 31, 2026	570,000	$57	5,750,000	$575	$—	$(10,940,850)	$(10,940,218)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

	Class B Ordinary Shares		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)(2)	Amount	Stockholder	Capital	Deficit	Deficit
Balance — December 1, 2024	5,750,000	$575	$(25,000)	$24,425	$(1,275)	$(1,275)

Collection of share subscription receivable	—	—	25,000	—	—	25,000

Net loss	—	—	—	—	(72,670)	(72,670)

Balance — February 28, 2025	5,750,000	575	—	24,425	(73,945)	(48,945)

Net loss	—	—	—	—	(23,187)	(23,187)

Balance — May 31, 2025	5,750,000	$575	$—	$24,425	$(97,132)	$(72,132)

(1)	Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended May 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,659,996	$(95,857)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,711,448)	—
Changes in operating assets and liabilities:
Notes receivable	(255,000)	—
Prepaid expenses	(146,539)	—
Long-term prepaid insurance	(45,613)	—
Accounts payable and accrued expenses	22,278	23,757
Due to Sponsor	362	—
Deferred legal fee	331,571	—
Net cash used in operating activities	(1,144,393)	(72,100)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	175,000	—
Net cash used in investing activities	(229,825,000)	—

Cash Flows from Financing Activities:
Collection of share subscription receivable	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	5,700,000	—
Proceeds from promissory note – related party	—	187,101
Repayment of promissory note – related party	(300,000)	—
Repayment of advances from related party	(17,414)	—
Payment of offering costs	(366,792)	(98,534)
Net cash provided by financing activities	231,015,794	113,567

Net Change in Cash	46,401	41,467
Cash – Beginning of period	432	—
Cash – End of period	$46,833	$41,467

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$15,000
Offering cost paid through advances from Sponsor	$5,500	$—
Offering cost paid by Sponsor	$1,400	$—
Prepaid expenses applied to offering costs	$25,000	$—
Accretion of Class A ordinary shares to redemption value	$22,284,564	$—
Deferred underwriting fee payable	$10,950,000	$—
Offering costs charged to additional paid-in capital	$24,724	$—
Offering costs charged to ordinary shares subject to possible redemption	$615,376	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Iron Horse Acquisitions Corp. II was incorporated in Delaware on November 26, 2024 as a blank check company for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”) and transferred by way of continuation to the Cayman Islands as an exempted company incorporated under the laws of the Cayman Islands on July 25, 2025. On September 12, 2025, Iron Horse Acquisition II Corp. (the “Company”) was incorporated in the Cayman Islands. On September 30, 2025, Iron Horse Acquisitions Corp. II merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company.

As noted above, on September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 18, 2025, IRHO SPAC Sponsor LLC (the “Sponsor”), contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share (the “ordinary shares”) at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II, which shares are now cancelled. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company.

Accounting Standards Codification (“ASC”) 805-50, Business Combinations, provides specific guidance on accounting for certain transactions related to business combinations, including asset acquisitions (transactions not meeting the business definition) and pushdown accounting (an optional method to reflect a parent’s acquisition in a subsidiary’s financial statements), and addresses transactions between entities under common control. This transaction is being accounted for as a common control transaction whereby the assets and liabilities are recorded at their historical cost rather than fair value and net assets received are reported retrospectively.

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

As of May 31, 2026, the Company had not yet commenced any operations. All activity from November 26, 2024 (inception) through May 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company has selected November 30 as its fiscal year-end.

The Initial Public Offering

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in the Initial Public Offering (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 6) agreed to vote any shares they then hold in favor of any proposed Business Combination and waived any redemption rights with respect to these shares pursuant to letter agreements executed prior to the Initial Public Offering.

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

Business Combination Agreement

On April 21, 2026, the Company, entered into a merger agreement (“Business Combination Agreement”), by and among the Company, IRHO Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Electra Vehicles, Inc., a Delaware corporation (“Electra”). Electra is dedicated to enhancing battery performance through AI-powered battery intelligence, providing solutions for electric vehicles, battery energy storage systems (BESS), and fleet operators. The Business Combination Agreement was amended on May 14, 2026 to revise the definition of some terms, calculation of aggregate merger consideration and conversion ratio, treatment of Electra’s convertible notes, minimum ownership threshold provisions and earnout share provisions.

Pursuant to the Business Combination Agreement, (a) the Company will domesticate from the Cayman Islands to Delaware (the “Domestication”), and (b) at least one business day following the Domestication, Merger Sub will merge with and into Electra (the “Merger”), after which Electra will be the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of the Company. In connection with the Merger, the Surviving Corporation will change its name to a name to be mutually agreed by the parties and the Company will change its name to “Electra AI, Inc.”

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

The Domestication and Merger

In accordance with the Business Combination Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, on the day that is at least one business day prior to the effective time, the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware entity.

In connection with the Domestication, the Company will (i) file a certificate of incorporation with the Secretary of State of the State of Delaware, whereby the Company shall have a dual class common stock consisting of Class A common stock, par value $0.0001 per share (the “IRHO Class A Common Shares”) and Class B common stock, par value $0.0001 per share (the “IRHO Class B Common Shares” and together with the IRHO Class A Common Shares, the “IRHO Common Shares”); and (ii) adopt by laws, in each case, with such changes as may be agreed in writing by the Company and Electra.

In connection with the Domestication, (i) each then issued and outstanding ordinary share of the Company, par value $0.0001 per share (each, an “IRHO Ordinary Share”), will convert automatically, on a one-for-one basis, into one IRHO Class A Common Share; (ii) each then issued and outstanding right entitling the holder thereof to 1/10 of one IRHO Ordinary Share (each, an “IRHO Right”) shall convert automatically into a right to receive 1/10 of one IRHO Class A Common Share at the closing, pursuant to the Company’s rights agreement dated as of December 16, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent; and (iii) each then issued and outstanding unit of the Company shall separate and convert automatically into one IRHO Class A Common Share and a right to receive 1/10 of one IRHO Class A Common Share at the closing.

The Merger will become effective upon the filing of a certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Business Combination Agreement and specified in the certificate of merger (the “Effective Time”). The Domestication, the Merger, and other transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “Proposed Business Combination,” the consummation of the Merger is referred to as the “Closing” and the date of the Closing is referred to as the “Closing Date.”

Merger Consideration and Structure

Pursuant to the Business Combination Agreement, the Company has agreed to acquire all of the equity interests of Electra for the sum of $250,000,000 plus the Aggregate Exercise Price, as adjusted pursuant to the terms of the Business Combination Agreement (the “Base Purchase Price”), comprising of a number of IRHO Common Shares equal to the quotient obtained by dividing (a) the Base Purchase Price, by (b) US$10.00, which IRHO Common Shares shall include no more than a number of IRHO Class B Common Shares equal to the Conversion Ratio (as defined below) multiplied by 3,994,802 (the “Aggregate Merger Consideration”, as defined in the amended Business Combination Agreement). “Aggregate Exercise Price” means the aggregate dollar amount payable to Electra upon the exercise or conversion of all vested in-the-money Electra options that are outstanding immediately prior to the Effective Time.

The Base Purchase Price shall be automatically adjusted upwards in increments of $10.00 until the Aggregate Merger Consideration (excluding IRHO Common Shares issuable under Section 3.2(c) of the Business Combination Agreement and upon the exercise of converted stock options) represents at least 50.1% of the Aggregate Company Fully Diluted Shares (as described in the amended Business Combination Agreement). “Aggregate Company Fully Diluted Shares” means, as of immediately after the Effective Time, the sum, without duplication, of (a) all IRHO Common Shares issued and outstanding (after giving effect to the Domestication, the Merger, the conversion of all IRHO Rights, any PIPE Financing, and any forfeiture or surrender of Sponsor Shares); plus (b) the aggregate number of IRHO Common Shares issuable upon exercise of all outstanding converted stock options.

Effect of the Merger

At the Effective Time (i) each share of Electra Capital Stock (as defined below), if any, that is owned by the Company or Merger Sub or Electra (as treasury stock or otherwise), will automatically be cancelled; (ii) each share of Electra Preferred Stock (as defined below) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of IRHO Common Shares equal to: (a) (x) the Conversion Ratio multiplied by (y) the number of shares of Electra Common Stock issuable upon conversion of such share of Electra Preferred Stock as of immediately prior to the Effective Time plus (b) a number of earnout shares equal to the earnout pro rata share in accordance with, and subject to the contingencies set forth in the Business Combination Agreement; (iii) each share of Electra Class A Common Stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive: (x) a number of IRHO Class A Common Shares equal to the Conversion Ratio plus (y) a number of earnout shares equal to the earnout pro rata share in accordance with, and subject to the contingencies set forth in the Business Combination Agreement; and (iv) each share of Electra Class B Common Stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive: (x) a number of IRHO Class B Common Shares equal to the Conversion Ratio plus (y) a number of earnout shares equal to the earnout pro rata share in accordance with, and subject to the contingencies set forth in the Business Combination Agreement. At the Effective Time, all shares of Electra Capital Stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist, and each holder of Electra Capital Stock shall thereafter cease to have any rights with respect to such securities, except the right to receive a portion of the Aggregate Merger Consideration plus the contingent right to receive their applicable portion of earnout shares in accordance with their earnout pro rata share.

“Electra Capital Stock” means “Electra Common Stock,” consisting of the Class A common stock of Electra, $0.00001 par value per share, the Class B common stock of Electra, $0.00001 par value per share, and “Electra Preferred Stock,” consisting of the Electra Series Seed Preferred Stock, Electra Series A Preferred Stock and Electra Series B Preferred Stock.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

“Conversion Ratio” as defined in the amended Business Combination Agreement, means the quotient obtained by dividing (a) the number of IRHO Common Shares constituting the Aggregate Merger Consideration, by (b) the number of shares constituting the Aggregate Fully Diluted Electra Common Stock (without regard to the shares described in clause (c) of the Business Combination Agreement thereof).

“Aggregate Fully Diluted Electra Common Stock” as defined in the amended Business Combination Agreement, means the sum, without duplication, of (a) all shares of Electra Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of shares of Electra Common Stock issuable upon full conversion of all Electra Preferred Stock outstanding as of immediately prior to the Effective Time; plus (c) the aggregate number of shares of Electra Common Stock issuable upon exercise of all Electra options that are vested as of immediately prior to the Effective Time; plus (d) the aggregate number of shares of Electra Common Stock issuable upon full conversion, exercise or exchange of any other securities of Electra (other than Electra options and the Electra convertible notes issued or to be issued by Electra in connection with the bridge financing) outstanding immediately prior to the Effective Time directly or indirectly convertible into or exchangeable or exercisable for shares of Electra Common Stock.

Conversion of Merger Sub Capital Stock.

Each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one newly issued, fully paid and nonassessable share of common stock of the Surviving Corporation.

Treatment of Options and Convertible Notes.

At the Effective Time, each Electra option shall be converted into (i) an option to acquire, subject to substantially the same terms and conditions as were applicable under such Electra option (including expiration date, vesting conditions, and exercise provisions), the number of IRHO Class A Common Shares (rounded down to the nearest whole share), determined by multiplying the number of shares of Electra Class A Common Stock subject to such Electra option as of immediately prior to the Effective Time by the Conversion Ratio, at an exercise price per IRHO Class A Common Share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Electra Class A Common Stock of such Electra option divided by (B) the Conversion Ratio, and (ii) the right to receive a number of earnout shares in accordance with, and subject to the contingencies, set forth in the Business Combination Agreement.

At the Effective Time, each Electra convertible note shall be converted into the right to receive a number of IRHO Common Shares equal to (a) (i) the Conversion Ratio multiplied by (ii) the number of shares of Electra Common Stock issuable upon conversion of such Electra convertible note as of immediately prior to the Effective Time.

The Earnout Shares

From the period commencing on the Closing Date and until such date which is the five-year anniversary of the Closing Date (the “Earnout Period”), as additional consideration in the Merger, the holders of Electra Common Stock (but excluding holders of dissenting shares), Electra Preferred Stock, Electra options (whether vested or unvested) (the “Electra Earnout Holders”, as defined in the amended Business Combination Agreement) shall be entitled to earn, in accordance with their respective earnout pro rata share, up to an aggregate amount of 15,000,000 additional IRHO Common Shares (the “Earnout Cap”) (which, for the avoidance of doubt, shall be issued as IRHO Class A Common Shares to Electra Earnout Holders who hold exclusively Electra Class A Common Stock, Electra Preferred Stock or Electra options and as IRHO Class B Common Shares to Electra Earnout Holders who hold any shares of Electra Class B Common Stock) (the “Earnout Shares”), subject to the following contingencies:

A.	Subject to the Earnout Cap, one-third (1/3) of the Earnout Shares if, at any time during the Earnout Period, (1) over any ten (10) trading days within any twenty (20) consecutive trading day period the VWAP of the IRHO Common Shares is greater than or equal to $14.00 per share or (2) as reported in the Company’s Form 10-Q or Form 10-K the Annual Run Rate (as defined in the Business Combination Agreement, “ARR”) is greater than or equal to $45 million, whichever occurs earlier;

B.	Subject to the Earnout Cap, one-third (1/3) of the Earnout Shares if, at any time during the Earnout Period, (1) over any ten (10) trading days within any twenty (20) consecutive trading day period one year after the Closing Date the VWAP of the IRHO Common Shares is greater than or equal to $16.00 per share or (2) as reported in the Company’s Form 10-Q or Form 10-K the ARR is greater than or equal to $55 million, whichever occurs earlier; and

C.	Subject to the Earnout Cap, one-third (1/3) of the Earnout Shares if, at any time during the Earnout Period, (1) over any ten (10) trading days within any twenty (20) consecutive trading day period the VWAP of the IRHO Common Shares is greater than or equal to $18.00 per share or (2) as reported in Company’s Form 10-Q or Form 10-K the ARR is greater than or equal to $65 million, whichever occurs earlier.

The applicable Earnout Shares will be delivered to the Electra Earnout Holders promptly (within 10 business days) following the date in which any such earnout milestone is achieved. Each earnout milestone shall only occur once, if at all.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

Conditions to Closing

The Closing of the Proposed Business Combination is subject to certain customary conditions of the respective parties, including, among other things: (i) approval of the Proposed Business Combination and related agreements and transactions by the respective shareholders of the Company and Electra; (ii) effectiveness of the Registration Statement; (iii) the Company’s initial listing application shall have been conditionally approved for listing on NASDAQ or another national stock exchange; (iv) there shall not have occurred a respective Material Adverse Effect in respect of Electra and the Company that is continuing; (v) that the respective fundamental representations shall be true and correct in all respects; (vi) the Company’s Certificate of Incorporation shall have been filed with, and declared effective by, the Secretary of State of the State of Delaware; (vii) that all respective officer certificates of Electra and the Company are delivered; (vii) all parties shall have executed and delivered to each other a copy of each ancillary agreement to which they are a party; (ix) accrued but unpaid fees, costs and expenses, including fees of outside legal counsel (but excluding the deferred underwriting commission), of the Company parties as of immediately prior to the Closing shall collectively not exceed $2,000,000 without the prior written consent of Electra; it being agreed that any such excess fees incurred without Electra’s prior written consent will reduce the share consideration remaining for the Sponsor such that only the Sponsor bears such excess fees, costs and expenses assuming $10 price per IRHO Common Share; and (x) the amount of the Company’s closing cash at the Closing shall equal or exceed $30,000,000.

Company Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Company Support Agreement”) with the Sponsor and Electra, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its IRHO Common Shares in favor of the various proposals related to the Proposed Business Combination and the Business Combination Agreement and any other matters requested by the Company for consummation of the Proposed Business Combination, (ii) vote against any alternative proposal or alternative transaction or any proposal relating to a Proposed Business Combination transaction (other than the Business Combination Agreement, the Merger or any of the transactions contemplated thereby), (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Business Combination Agreement or the ancillary agreements and the Merger and the other transactions contemplated thereby), (iv) vote against any change in the business, management or board of directors of the Company (other than in connection with the Business Combination Agreement, the Merger or any of the transactions contemplated thereby), (v) vote against any proposal, action or agreement that would (A) impede, interfere with, delay, postpone, frustrate, prevent or nullify any provision of the Company Support Agreement, the Business Combination Agreement, the ancillary agreements or the Merger or any of the transactions contemplated thereby, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company or the Merger Sub or the Sponsor under the Business Combination Agreement or the Company Support Agreement, as applicable, (C) result in any of the conditions set forth in Article IX of the Business Combination Agreement not being fulfilled or (D) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of the Company and (vi) vote in favor of any proposal to extend the period of time the Company is afforded under its organizational documents to consummate an initial Business Combination, in each case, subject to the terms and conditions of the Company Support Agreement.

During the period commencing on the date hereof and ending on the earliest of (a) the Effective Time, (b) such date and time as the Business Combination Agreement shall be validly terminated in accordance with its terms and (c) the liquidation of the Company, the Sponsor shall not, without the prior written consent of Electra, directly or indirectly, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, file (or participate in the filing of) a registration statement with the SEC (other than the proxy statement/prospectus) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any IRHO Common Shares owned by the Sponsor, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any IRHO Common Shares owned by the Sponsor or (iii) publicly announce any intention to effect any transaction; provided, however, that the foregoing restrictions shall not apply to any permitted transfer (as defined in the Company Support Agreement).

Electra Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Electra Support Agreement”) with Electra and certain stockholders of Electra (the “Electra Supporting Shareholders”) pursuant to which the Electra Supporting Shareholders agreed to, among other things, (i) vote to adopt and approve, the Business Combination Agreement and the transactions contemplated thereby, (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Electra (other than the Business Combination Agreement or the ancillary agreements and the Merger and the other transactions contemplated thereby), (iii) vote against any change in the business (to the extent in violation of the Business Combination Agreement), management or board of directors of Electra (other than in connection with the Business Combination Agreement and the transactions contemplated thereby, including the Merger), and (iv) vote against any proposal, action or agreement that would (A) impede, interfere with, delay, postpone, frustrate, prevent or nullify any provision of the Electra Support Agreement, the Business Combination Agreement, the ancillary agreements or the Merger or any of the transactions contemplated thereby, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Electra or the Electra Stockholders under the Business Combination Agreement or the Electra Support Agreement, as applicable, (C) result in any of the conditions set forth in Article IX of the Business Combination Agreement not being fulfilled, or (D) change in any manner the dividend policy or capitalization of Electra, including the voting rights of any share capital of Electra.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

In addition, the Electra Supporting Shareholders agreed that during the period commencing on the date of entry into the Electra Support Agreement until the earliest of (a) the Effective Time, (b) such date and time as the Business Combination Agreement shall be validly terminated in accordance with its terms, each Electra Supporting Stockholder agrees to not, without the prior written consent of the Company, directly or indirectly, (i) sell, offer to sell, contract or agree to sell, hypothecate, transfer, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of or transfer, each with respect to any Electra shares owned by such Electra Supporting Stockholder, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Electra shares owned by such Electra Supporting Stockholder, or (iii) publicly announce any intention to effect any such transaction; provided, however, that the foregoing restrictions shall not apply to any permitted transfer (as defined in the Electra Support Agreement).

Lock-Up Agreement

On or before the Closing Date, the Company and Electra will enter into a lock-up agreement with certain stockholders of Electra and the Sponsor, pursuant to which the IRHO Common Shares and any other equity securities convertible into or exchangeable for or representing the rights to receive IRHO Common Shares, if any, held by such holders immediately following the Closing shall be subject to a lock-up for the lock-up period. The lock-up period means the period beginning on the Closing Date and ending in four consecutive equal quarterly installments following the Closing Date, in accordance with the following schedule:

(a)	one-fourth of the securities subject to the lock-up shall be released from the lock-up upon Electra issuing its first quarterly earnings release that occurs at least 120 days after the Closing Date;

(b)	one-fourth of the securities subject to the lock-up shall be released from the lock-up upon Electra issuing its second quarterly earnings release that occurs at least 120 days after the Closing Date;

(c)	one-fourth of the securities subject to the lock-up shall be released from the lock-up upon Electra issuing its third quarterly earnings release that occurs at least 120 days after the Closing Date; and

(d)	one-fourth of the securities subject to the lock-up shall be released from the lock-up upon Electra issuing its fourth quarterly earnings release that occurs at least 120 days after the Closing Date.

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Company, Electra, the Sponsor and certain stockholders of Electra (collectively, the “Holders”) will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain IRHO Common Shares that are held by the Holders from time to time, including (a) any outstanding IRHO Common Shares and IRHO Common Shares issued or issuable upon the exercise of any other equity security and any IRHO Common Shares issued or issuable upon the exercise of any equity awards of the Company held by a Holder immediately following the Closing (including any securities distributable pursuant to the Business Combination Agreement); (b) any outstanding IRHO Common Shares, equity awards, Earnout Shares, IRHO Common Shares issued or issuable upon the exercise of any other equity security of the Company acquired by a Holder following the Closing Date to the extent that such securities are “restricted securities” (as defined in Rule 144) or are otherwise held by an “affiliate” (as defined in Rule 144) of the Company; (c) any Additional Holder Common Stock (as defined in the Registration Rights Agreement); and (d) any other equity security of the Company or any of its subsidiaries issued or issuable with respect to any securities referenced in clause (a), (b) or (c) above by way of a stock dividend or stock split or in connection with a recapitalization, merger, consolidation, spin-off, reorganization or similar transaction.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the other parties thereto in connection with the Company’s Initial Public Offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

Going Concern Consideration

As of May 31, 2026, the Company had cash of $46,833, working capital of $295,740, and shareholders’ deficit of $10,940,218. The Company has incurred and expects to continue to incur significant costs in pursuit to consummate a Business Combination and the Company’s business plan is dependent on the completion of a Business Combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 18, 2025, the Company’s Current Report on Form 8-K, as filed with the SEC on December 23, 2025, as well as the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on February 13, 2026. The interim results for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Principles of Consolidation

Merger Sub was incorporated on April 17, 2026 and was formed for the purpose of merging with the Company prior to the transactions contemplated in the Business Combination Agreement to facilitate the consummation of the proposed Business Combination.

The accompanying consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $46,833 and $432 in cash as of May 31, 2026 and November 30, 2025, respectively, and no cash equivalents.

Notes Receivable

Notes receivable are stated at the outstanding principal balance, plus accrued interest, if any. The Company evaluates collectability on an ongoing basis and records an allowance for credit losses when necessary. As of May 31, 2026, management determined the notes receivable were fully collectible; therefore, no allowance for credit losses was recorded.

On May 1, 2026 and May 15, 2026 the Company entered into unsecured promissory notes with Electra in connection with a short-term financing arrangement for $150,000 and $105,000, respectively. The notes are non-interest bearing through their maturity dates of May 15, 2026 and June 15, 2026, respectively. After the maturity date, the notes bear interest at a rate of 18% per annum. As of May 31, 2026, the outstanding principal balance of the notes receivable amounted to $255,000, as presented in the accompanying unaudited consolidated balance sheets. No interest was accrued as of May 31, 2026 as the balance would be de-minimis. As of the filing date, the notes are past their respective maturity dates and remain uncollected.

Cash and Investments Held in Trust Account

As of May 31, 2026 and November 30, 2025, the assets held in the Trust Account, amounted to $233,536,448 and $0, respectively. As of May 31, 2026, the assets held in the Trust Account are held in cash and in money market funds which are invested primarily in money market funds that invest in U.S. treasury securities. Investments in money market funds are presented on the accompanying unaudited consolidated balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited consolidated statements of operations.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited consolidated balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 31, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of May 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited consolidated balance sheets. As of May 31, 2026, the ordinary shares subject to possible redemption reflected in the unaudited consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Ordinary shares issuance costs	(15,344,116)
Plus:
Remeasurement of carrying value to redemption value	22,284,564
Ordinary shares subject to possible redemption, May 31, 2026	$233,536,448

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of May 31, 2026, the rights are exercisable to purchase 2,357,000 ordinary shares in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to ordinary shares prior to an initial Business Combination, therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income(loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,045,938	$255,161	$—	$(23,187)	$2,099,051	$560,945	$—	$(95,857)
Denominator:
Basic weighted-average shares outstanding	23,570,000	5,750,000	—	5,000,000	21,238,901	5,675,824	—	5,000,000
Basic net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)	$0.10	$0.10	$—	$(0.02)

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

	For the Three Months Ended May 31,				For the Six Months Ended May 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,045,938	$255,161	$—	$(23,187)	$2,093,282	$566,714	$—	$(95,857)
Denominator:
Diluted weighted-average shares outstanding	23,570,000	5,750,000	—	5,000,000	21,238,901	5,750,000	—	5,000,000
Diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)	$0.10	$0.10	$—	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited consolidated financial statements.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founders Shares issued and outstanding, as well as the holders of the Private Placement Units, including those to be issued upon conversion of the rights, and any rights the initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on December 16, 2025. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the public and private rights issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, the underwriter may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to the Company’s Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination; provided, however, that the underwriter may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, the underwriters were entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Deferred Legal Fee

On March 18, 2026, the Company entered into an agreement with its legal advisor in connection with services rendered associated with the Business Combination Agreement. As of May 31, 2026, the Company had a total of $331,571 of deferred legal fee incurred to be paid to the Company’s legal advisor upon the earlier to occur of (i) the closing of the Business Combination, (ii) the termination of the Business Combination Agreement, and (iii) the liquidation of the Company. As of November 30, 2025, there were no deferred legal fee payable. The deferred fee is classified as a non-current liability in the accompanying consolidated balance sheets.

Service Provider Agreement

On May 11, 2026, the Company entered into an agreement with a service provider in connection with regulatory filings associated with the Business Combination Agreement. Upon completion of a successful Business Combination, this service provider will be entitled to a success fee of $100,000.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 6 — Related Party Transactions

Founder’s Shares

On November 29, 2024, the Company issued an aggregate of 12,321,429 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. As of November 30, 2024, the $25,000 had not been received for the issuance of the Founder Shares and it is presented as a subscription receivable on the equity statement. Subsequently on December 27, 2024, the Company received the $25,000 for the Founder Shares. On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per share data have been retrospectively presented. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. The holders of the Founder Shares agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On September 18, 2025, the Sponsor contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering. Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp II, which shares are now cancelled. On September 30, 2025, the Company merged with Iron Horse Acquisition II Corp, which is the surviving entity, and the continuing company. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture as of May 31, 2026.

Promissory Note — Related Party

On October 1, 2025, the Company entered into a promissory note agreement with the Sponsor for $300,000. The promissory note is non-interest bearing, and due the earlier of April 30, 2026, or the date with the Company consummates the Initial Public Offering. As of November 30, 2025, the Company had outstanding borrowings of $300,000 under the promissory note. On December 18, 2025, the Company repaid the total outstanding balance of the promissory note amounting to $300,000. Borrowings under the Note are no longer available as of May 31, 2026.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 6 — Related Party Transactions (cont.)

Due from Sponsor

The Company paid the Sponsor an aggregate amount of $38,718 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. On December 22, 2025, the Sponsor wired the $38,718 back to the Company. As of May 31, 2026 and November 30, 2025, no balance was outstanding from the Sponsor.

Due to Sponsor

The Sponsor has paid certain offering and operating expenses on behalf of the Company. As of May 31, 2026 and November 30, 2025, the balance due to the Sponsor amounted to $1,762 and $11,914, respectively.

Reimbursement to Officers

For the three and six months ended May 31, 2026, the Company incurred $93,085 and $162,806, respectively, of reimbursable travel and office expenses to its officers which are included in general, formation and operational costs in the unaudited consolidated statements of operations. For the three and six months ended May 31, 2025, no reimbursements to officers were incurred. As of May 31, 2026 and November 30, 2025, $42,154 and $0, respectively, of reimbursable expenses are included in the accounts payable and accrued expenses in the consolidated balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of this offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of May 31, 2026 and November 30, 2025, no Working Capital Loans were outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of May 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. As of May 31, 2026 and November 30, 2025, there were 6,320,000 and 5,750,000 ordinary shares issued and outstanding, excluding 23,000,000 and 0 shares subject to possible redemption, respectively. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

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

At May 31, 2026, cash and investments held in the Trust Account were comprised of $567 in cash and $233,535,881 in money market funds which are invested primarily in U.S. Treasury Securities. Through May 31, 2026, the Company withdrew $175,000 of interest earned on the Trust Account for working capital purposes, of which $175,000 was withdrawn during the six months ended May 31, 2026.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2026 and November 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2026	November 30, 2025
Assets:
Cash and investments held in Trust Account	1	$233,536,448	$—

The fair value of the Public Rights issued in the Initial Public Offering is $3,404,000, or $0.148 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited consolidated statements of operations as net income or loss. The measure of segment assets is reported on the unaudited consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	May 31, 2026	November 30, 2025
Cash	$46,833	$432
Cash and investments held in Trust Account	$233,536,448	$—

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
General, formation and operational costs	$773,493	$23,187	$1,051,452	$95,857
Interest earned on cash and investments held in Trust Account	$2,074,592	$—	$3,711,448	$—

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

General, formation and operational costs and interest earned on investments held in Trust Account are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the completion window. The CODM also reviews general, formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General, formation and operational costs, as reported on the unaudited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iron Horse Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to IRHO SPAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2024 (inception) through May 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2026, we had a net income of $1,301,099, which consists of interest earned on cash and investments held in the Trust Account of $2,074,592, offset by general, formation and operational costs of $773,493.

For the six months ended May 31, 2026, we had a net income of $2,659,996, which consists of interest earned on cash and investments held in the Trust Account of $3,711,448, offset by general, formation and operational costs of $1,051,452.

For the three months ended May 31, 2025, we had a net loss of $23,187, which consists of general, formation and operational costs of $23,187.

For the six months ended May 31, 2025, we had a net loss of $95,857, which consists of general, formation and operational costs of $95,857.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs of $15,590,100, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs.

For the six months ended May 31, 2026, cash used in operating activities was $1,144,393. Net income of $2,659,996 was affected by interest earned on cash and investments held in the Trust Account of $3,711,448. Changes in operating assets and liabilities used $92,941 of cash from operating activities.

For the six months ended May 31, 2025, cash used in operating activities was $72,100. Net loss of $95,857 was affected by changes in operating assets and liabilities which provided $23,757 of cash for operating activities.

As of May 31, 2026, we had cash and investments held in the Trust Account of $233,536,448 (including $3,536,448 of interest income, net of $175,000 interest withdrawn from the Trust Account for working capital purposes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2026, we had cash of $46,833. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the our Management has determined that we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited consolidated financial statements are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, our Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the combination period. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Underwriting Agreement

The underwriters were entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Critical Accounting Policies

The preparation of the unaudited consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of May 31, 2026.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 18, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cantor acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-284331). The Securities and Exchange Commission declared the registration statements effective on December 16, 2025.

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

IRON HORSE ACQUISITION II CORP.

Date: July 13, 2026	By:	/s/ Jose Bengochea
	Name:	Jose Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer) and Chairman of the Board

Date: July 13, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: July 13, 2026	By:	/s/ Tarron Hecox
	Name:	Tarron Hecox
	Title:	Director

Date: July 13, 2026	By:	/s/ Daniel Becker
	Name:	Daniel Becker
	Title:	Director

Date: July 13, 2026	By:	/s/ Thayer Wade
	Name:	Thayer Wade
	Title:	Director