Form 10-Q
period 2026-08-31
Iron Horse Acquisition II Corp.
filed 2026-10-09
CIK 2051985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

(Registrant’s telephone number)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 9, 2026, there were 29,320,000 ordinary shares, $0.0001 par value, issued and outstanding.

IRON HORSE ACQUISITION II CORP.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2026	November 30, 2025

ASSETS
Current assets
Cash	$1,522	$432
Notes receivable	255,000	—
Prepaid expenses	129,668	25,000
Total current assets	386,190	25,432
Long-term prepaid insurance	24,613	—
Deferred offering costs	—	339,249
Cash and investments held in Trust Account	235,645,815	—
TOTAL ASSETS	$236,056,618	$364,681

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$18,603	$53,592
Accrued expenses – related party	101,804	—
Accrued offering costs	75,000	172,841
Due to Sponsor	25,545	11,914
Promissory note – related party	—	300,000
Total current liabilities	220,952	538,347
Deferred legal fees	413,467	—
Deferred underwriting fee	10,950,000	—
Total Liabilities	11,584,419	538,347

Commitments and Contingencies (Note 5)
Ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of approximately $10.25 and $0 per share at August 31, 2026 and November 30, 2025, respectively	235,645,815	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at August 31, 2026 and November 30, 2025	—	—
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,320,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at August 31, 2026 and November 30, 2025, respectively(1)(2)	632	575
Additional paid-in capital	—	31,425
Accumulated deficit	(11,174,248)	(205,666)
Total Shareholders’ Deficit	(11,173,616)	(173,666)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$236,056,618	$364,681

(1)	On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (Note 6).
(2)	On May 8, 2025, through a share recapitalization, the Company surrendered 6,571,429 ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
General, formation and operational costs	$233,398	$71,471	$1,284,850	$167,328
Loss from operations	(233,398)	(71,471)	(1,284,850)	(167,328)

Other income:
Interest earned on cash and investments held in Trust Account	2,109,367	—	5,820,815	—
Total other income	2,109,367	—	5,820,815	—

Net income (loss)	$1,875,969	$(71,471)	$4,535,965	$(167,328)

Basic weighted average ordinary shares outstanding, subject to possible redemption	23,000,000	—	21,489,051	—
Basic net income per ordinary share, subject to possible redemption	$0.06	$—	$0.16	$—
Diluted weighted average ordinary shares outstanding, subject to possible redemption	23,000,000	—	21,489,051	—
Diluted net income per ordinary share, subject to possible redemption	$0.06	$—	$0.16	$—
Basic weighted average ordinary shares outstanding, not subject to possible redemption (1)(2)	6,320,000	5,000,000	6,233,285	5,000,000
Basic net income (loss) per ordinary share, not subject to possible redemption	$0.06	$(0.01)	$0.16	$(0.03)
Diluted weighted average ordinary shares outstanding, not subject to possible redemption (1)(2)	6,320,000	5,000,000	6,282,555	5,000,000
Diluted net income (loss) per ordinary share, not subject to possible redemption	$0.06	$(0.01)	$0.16	$(0.03)

(1)

Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6). For the nine months ended August 31, 2026, basic net income per non-redeemable ordinary share includes the Founder Shares beginning on December 18, 2025, the date the over-allotment option was fully exercised. Diluted net income per non-redeemable ordinary share treats the Founder Shares as outstanding as of the beginning of the period in which the contingent condition was satisfied. Accordingly, upon the exercise of the over-allotment option on December 18, 2025, the Founder Shares are included in the calculation of diluted net income per non-redeemable ordinary share as if outstanding from the beginning of the period on December 1, 2025.

Such shares were excluded for the three and nine months ended August 31, 2025.

(2)	All share and per-share data have been retrospectively presented to reflect the 5,750,000 Founder Shares held by the Sponsor. See Notes 1 and 6.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026

	Ordinary Shares – Non-redeemable		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — December 1, 2025	5,750,000	$575	$31,425	$(205,666)	$(173,666)
Sale of 570,000 Private Placement Units	570,000	57	5,699,943	—	5,700,000
Fair value of rights included in Public Shares	—	—	3,404,000	—	3,404,000
Allocated value of transaction costs to Public Rights and Private Placement Units	—	—	(245,984)	—	(245,984)
Accretion for ordinary shares, subject to possible redemption to redemption value	—	—	(8,889,384)	(11,320,588)	(20,209,972)
Net income	—	—	—	1,358,897	1,358,897
Balance — February 28, 2026	6,320,000	632	—	(10,167,357)	(10,166,725)
Accretion for ordinary shares, subject to possible redemption to redemption value	—	—	—	(2,074,592)	(2,074,592)
Net income	—	—	—	1,301,099	1,301,099
Balance — May 31, 2026	6,320,000	632	—	(10,940,850)	(10,940,218)
Accretion for ordinary shares, subject to possible redemption to redemption value	—	—	—	(2,109,367)	(2,109,367)
Net income	—	—	—	1,875,969	1,875,969
Balance — August 31, 2026	6,320,000	$632	$—	$(11,174,248)	$(11,173,616)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (CONT.)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

	Ordinary Shares – Non-redeemable		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Shareholder	Capital	Deficit	Deficit
Balance — December 1, 2024	5,750,000	$575	$(25,000)	$24,425	$(1,275)	$(1,275)
Collection of share subscription receivable	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	(72,670)	(72,670)
Balance — February 28, 2025	5,750,000	575	—	24,425	(73,945)	(48,945)
Net loss	—	—	—	—	(23,187)	(23,187)
Balance — May 31, 2025	5,750,000	575	—	24,425	(97,132)	(72,132)
Net loss	—	—	—	—	(71,471)	(71,471)
Balance — August 31, 2025	5,750,000	$575	$—	$24,425	$(168,603)	$(143,603)

(1)	Includes up to 750,000 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 ordinary shares are no longer subject to forfeiture (Note 6).
(2)	All share and per-share data have been retrospectively presented to reflect the 5,750,000 Founder Shares held by the Sponsor. See Notes 1 and 6.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended August 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,535,965	$(167,328)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(5,820,815)	—
Changes in operating assets and liabilities:
Prepaid expenses	(129,668)	—
Long-term prepaid insurance	(24,613)	—
Accrued expenses	(34,989)	52,317
Accrued expenses – related party	101,804	—
Due to Sponsor	24,576	—
Deferred legal fees	413,467	—
Net cash used in operating activities	(934,273)	(115,011)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Notes receivable	(255,000)	—
Cash withdrawn from Trust Account for working capital purposes	175,000	—
Net cash used in investing activities	(230,080,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	5,700,000	—
Proceeds from promissory note – related party	—	285,000
Repayment of promissory note – related party	(300,000)	—
Repayment of advances from related party	(17,845)	—
Due to Sponsor	—	252,101
Payment of offering costs	(366,792)	(129,992)
Net cash provided by financing activities	231,015,363	432,109

Net Change in Cash	1,090	317,098
Cash – Beginning of period	432	—
Cash – End of period	$1,522	$317,098

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$57,916
Offering cost paid through advances from Sponsor	$5,500	$—
Offering cost paid by Sponsor	$1,400	$—
Prepaid expenses applied to offering costs	$25,000	$—
Accretion of ordinary shares, subject to possible redemption to redemption value	$24,393,931	$—
Deferred underwriting fee payable	$10,950,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

Iron Horse Acquisitions Corp. II was incorporated in Delaware on November 26, 2024 as a blank check company for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”) and migrated by way of continuation to the Cayman Islands as an exempted company incorporated under the laws of the Cayman Islands on July 25, 2025. On September 12, 2025, Iron Horse Acquisition II Corp. (the “Company”) was incorporated in the Cayman Islands. On September 30, 2025, Iron Horse Acquisitions Corp. II merged with Iron Horse Acquisition II Corp., which is the surviving entity, and the continuing company.

As noted above, on September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 18, 2025, IRHO SPAC Sponsor LLC (the “Sponsor”), contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share (the “ordinary shares”) at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp. II, which shares are now cancelled. On September 30, 2025, Iron Horse Acquisitions Corp. II merged with the Company, which is the surviving entity, and the continuing company.

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

Although the Company initially intended to focus on target companies within the media and entertainment industry, on April 21, 2026, it entered into the Business Combination Agreement with Electra Vehicles, Inc., as described below.

As of August 31, 2026, the Company had not yet commenced any operations. All activity from November 26, 2024 (inception) through August 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company has selected November 30 as its fiscal year-end.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

Following the closing of the Initial Public Offering, on December 18, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and held as cash items or invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any ordinary shares included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. If the Company is unable to consummate an initial Business Combination within such time period, the Company will redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for taxes (and less up to $100,000 of interest which can be used for liquidation expenses and $175,000 for additional working capital), divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

Business Combination Agreement

On April 21, 2026, the Company, entered into a merger agreement (“Business Combination Agreement”), by and among the Company, IRHO Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Electra Vehicles, Inc., a Delaware corporation (“Electra”). Electra is dedicated to enhancing battery performance through AI-powered battery intelligence, providing solutions for electric vehicles, battery energy storage systems (BESS), and fleet operators. The Business Combination Agreement was amended on May 14, 2026 to revise the definition of some terms, calculation of aggregate merger consideration and conversion ratio, treatment of Electra’s convertible notes, minimum ownership threshold provisions and earnout share provisions. Capitalized terms used but not defined in this section have the meanings given to them in the Business Combination Agreement.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

AUGUST 31, 2026

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

The applicable Earnout Shares will be delivered to the Electra Earnout Holders promptly (within 10 business days) following the date in which any such earnout milestone is achieved. Each earnout milestone shall only occur once, if at all.

Conditions to Closing

The Closing of the Proposed Business Combination is subject to certain customary conditions of the respective parties, including, among other things: (i) approval of the Proposed Business Combination and related agreements and transactions by the respective shareholders of the Company and Electra; (ii) effectiveness of the Registration Statement; (iii) the Company’s initial listing application shall have been conditionally approved for listing on NASDAQ or another national stock exchange; (iv) there shall not have occurred a respective Material Adverse Effect in respect of Electra and the Company that is continuing; (v) that the respective fundamental representations shall be true and correct in all respects; (vi) the Company’s Certificate of Incorporation shall have been filed with, and declared effective by, the Secretary of State of the State of Delaware; (vii) that all respective officer certificates of Electra and the Company are delivered; (viii) all parties shall have executed and delivered to each other a copy of each ancillary agreement to which they are a party; (ix) accrued but unpaid fees, costs and expenses, including fees of outside legal counsel (but excluding the deferred underwriting commission), of the Company parties as of immediately prior to the Closing shall collectively not exceed $2,000,000 without the prior written consent of Electra; it being agreed that any such excess fees incurred without Electra’s prior written consent will reduce the share consideration remaining for the Sponsor such that only the Sponsor bears such excess fees, costs and expenses assuming $10 price per IRHO Common Share; and (x) the amount of the Company’s closing cash at the Closing shall equal or exceed $30,000,000.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

On May 14, 2026, the Company entered into an Amendment (the “Amendment”) to the Business Combination Agreement. Among other things, the Amendment revised certain provisions of the Business Combination Agreement including:

●	the definitions of Aggregate Merger Consideration, Company Earnout Holders, Conversion Ratio;

●	the calculation of the Aggregate Merger Consideration and Conversion Ratio;

●	the treatment of the Company Convertible Notes to be issued in connection with Electra’s bridge financing;

●	Minimum Ownership Threshold provisions; and

●	the earnout share provisions applicable following the closing of the Business Combination.

Going Concern Consideration

As of August 31, 2026, the Company had cash of $1,522, working capital of $165,238, and shareholders’ deficit of $11,173,616. The Company has incurred and expects to continue to incur significant costs in pursuit to consummate a Business Combination and the Company’s business plan is dependent on the completion of a Business Combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration (cont.)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalations between the United States and Iran, the ongoing Russia-Ukraine conflict and other similar geopolitical conflicts. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially heighten the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for an initial Business Combination, the military escalations between the United States and Iran, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 18, 2025, the Company’s Current Report on Form 8-K, as filed with the SEC on December 23, 2025, as well as the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on February 13, 2026. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Principles of Consolidation

Merger Sub, a direct, wholly owned subsidiary of the Company, was incorporated on April 17, 2026 and was formed for the purpose of merging with Electra prior to the transactions contemplated in the Business Combination Agreement to facilitate the consummation of the Proposed Business Combination.

The accompanying consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,522 and $432 in cash as of August 31, 2026 and November 30, 2025, respectively, and no cash equivalents.

Notes Receivable

Notes receivable are stated at the outstanding principal balance, plus accrued interest, if any, net of an allowance for expected credit losses. In accordance with ASC Topic 326, “Financial Instruments — Credit Losses,” the Company measures expected credit losses over the contractual life of the notes on an ongoing basis, considering past-due status, the absence of collateral, the financial condition of the counterparty and reasonable and supportable forecasts. As of August 31, 2026, the entire outstanding principal balance of $255,000 was contractually past due. Based on management’s evaluation, including the subsequent collection of $150,000 of principal on October 2, 2026, management determined that expected credit losses on the notes receivable were not material; therefore, no allowance for credit losses was recorded as of August 31, 2026.

On May 1, 2026 and May 15, 2026, the Company entered into unsecured promissory notes with Electra in connection with a short-term financing arrangement for $150,000 and $105,000, respectively. The notes are non-interest bearing through their maturity dates of May 15, 2026 and June 15, 2026, respectively. After the maturity date, the notes bear interest at a rate of 18% per annum. As of August 31, 2026, the outstanding principal balance of the notes receivable amounted to $255,000, both notes were past their stated maturity dates, and the balance is presented in the accompanying unaudited consolidated balance sheets. No interest was accrued as of August 31, 2026 as management had waived the interest on the May 1, 2026 note, and the interest on the May 15, 2026 note would be de-minimis. Subsequent to August 31, 2026 through filing date, the Company received payment of $150,000 on October 2, 2026 while the remaining $105,000 remain uncollected.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Cash and Investments Held in Trust Account

As of August 31, 2026 and November 30, 2025, the assets held in the Trust Account, amounted to $235,645,815 and $0, respectively. As of August 31, 2026, the assets held in the Trust Account are held in cash and in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying unaudited consolidated balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account. The Company is also exposed to a concentration of credit risk with respect to its notes receivable, which consist of $255,000 of unsecured notes due from a single counterparty, Electra, and which were past due as of August 31, 2026.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Effective July 25, 2025, the Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Prior to such date, the Company was a Delaware entity and the provision for income taxes was deemed to be de minimis from November 26, 2024 (inception) through July 25, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to the fair value of the Public Rights and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Share Rights, after management’s evaluation, were accounted for under equity treatment.

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815, “Derivatives and Hedging,” including ASC 815-40-15 and ASC 815-40-25. Accordingly, the Company determined that the Share Rights are not within the scope of ASC 480, are indexed to the Company’s own ordinary shares and meet the conditions for equity classification; the Share Rights are therefore classified within shareholders’ deficit at their fair value at issuance.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of August 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited consolidated balance sheets. As of August 31, 2026, the ordinary shares subject to possible redemption reflected in the unaudited consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(3,404,000)
Allocated value of transaction costs to ordinary shares subject to possible redemption	(15,344,116)
Plus:
Remeasurement of carrying value to redemption value	24,393,931
Ordinary shares subject to possible redemption, August 31, 2026	$235,645,815

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the 2,357,000 ordinary shares issuable upon conversion of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement because their issuance is contingent upon the occurrence of future events.

For the nine months ended August 31, 2026, basic net income per non-redeemable ordinary share includes the Founder Shares beginning on December 18, 2025, the date the over-allotment option was fully exercised. Diluted net income per non-redeemable ordinary share treats the Founder Shares as outstanding as of the beginning of the period in which the contingent condition was satisfied. Accordingly, upon the exercise of the over-allotment option on December 18, 2025, the Founder Shares are included in the calculation of diluted net income per non-redeemable ordinary share as if outstanding from the beginning of the period on December 1, 2025.

The following table reflects the calculation of basic and diluted net income(loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2026		2025		2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,471,599	$404,370	$—	$(71,471)	$3,516,067	$1,019,898	$—	$(167,328)
Denominator:
Basic weighted-average shares outstanding	23,000,000	6,320,000	—	5,000,000	21,489,051	6,233,285	—	5,000,000
Basic net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)	$0.16	$0.16	$—	$(0.03)

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

	For the Three Months Ended August 31,				For the Nine Months Ended August 31,
	2026		2025		2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,471,599	$404,370	$—	$(71,471)	$3,509,829	$1,026,136	$—	$(167,328)
Denominator:
Diluted weighted-average shares outstanding	23,000,000	6,320,000	—	5,000,000	21,489,051	6,282,555	—	5,000,000
Diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)	$0.16	$0.16	$—	$(0.03)

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

AUGUST 31, 2026

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

The underwriters were entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering other than those sold pursuant to the underwriters’ over-allotment option, or $4,000,000, which was paid upon the closing of the Initial Public Offering.

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

Deferred Legal Fee

On March 18, 2026, the Company entered into an agreement with its legal advisor in connection with services rendered associated with the Business Combination Agreement. As of August 31, 2026, the Company had a total of $413,467 of deferred legal fee incurred to be paid to the Company’s legal advisor upon the earlier to occur of (i) the closing of the Business Combination, (ii) the termination of the Business Combination Agreement, and (iii) the liquidation of the Company. As of November 30, 2025, there were no deferred legal fee payable. The deferred fee is classified as a non-current liability in the accompanying unaudited consolidated balance sheets.

Service Provider Agreement

On May 11, 2026, the Company entered into an agreement with a service provider in connection with regulatory filings associated with the Business Combination Agreement. Upon completion of a successful Business Combination, this service provider will be entitled to a success fee of $100,000.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 6 — Related Party Transactions

Founder’s Shares

On November 29, 2024, Iron Horse Acquisitions Corp. II issued an aggregate of 12,321,429 ordinary shares to the previous sponsor, Bengochea SPAC Sponsors II LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. As of November 30, 2024, the $25,000 had not been received for the issuance of the Founder Shares and it is presented as a subscription receivable on the equity statement. Subsequently on December 27, 2024, the Company received the $25,000 for the Founder Shares. On May 8, 2025, through a share recapitalization, the previous sponsor surrendered 6,571,429 ordinary shares, as a result of which the previous sponsor held an aggregate of 5,750,000 ordinary shares. As described in Note 1 and below, the previous sponsor’s 5,750,000 ordinary shares were cancelled in connection with the September 30, 2025 merger of Iron Horse Acquisitions Corp. II with and into the Company, and on September 18, 2025 the Sponsor acquired 5,750,000 newly issued ordinary shares of the Company for $32,000. The 5,750,000 ordinary shares held by the Sponsor are the Founder Shares outstanding as of August 31, 2026. Because the merger was accounted for as a transaction between entities under common control, with the assets and liabilities recorded at their historical cost and the net assets received reported retrospectively, all share and per share data have been retrospectively presented for all periods presented. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. The holders of the Founder Shares agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (i) 180 days after the completion of a Business Combination or (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On September 18, 2025, after the Company migrated, by way of continuation, to the Cayman Islands, as more fully described above and in Note 1, the Sponsor contributed $32,000 for the issuance of 5,750,000 ordinary shares, $0.0001 par value per share at approximately $0.0056 per share, of which up to 750,000 ordinary shares are subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters in full or in part, so that the initial shareholders will continue to own approximately 20% of the issued and outstanding ordinary shares after the Initial Public Offering. Previously, Bengochea SPAC Sponsors II LLC, the “previous sponsor” held 5,750,000 ordinary shares in Iron Horse Acquisitions Corp. II, which shares are now cancelled. On September 30, 2025, Iron Horse Acquisitions Corp. II merged with Iron Horse Acquisition II Corp., which is the surviving entity, and the continuing company. On December 18, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture as of August 31, 2026.

Promissory Note — Related Party

On October 1, 2025, the Company entered into a promissory note agreement with the Sponsor for $300,000. The promissory note is non-interest bearing, and due the earlier of April 30, 2026, or the date the Company consummates the Initial Public Offering. As of November 30, 2025, the Company had outstanding borrowings of $300,000 under the promissory note. On December 18, 2025, the Company repaid the total outstanding balance of the promissory note amounting to $300,000. Borrowings under the promissory note are no longer available as of August 31, 2026.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 6 — Related Party Transactions (cont.)

Due from Sponsor

The Company paid the Sponsor an aggregate amount of $38,718 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. On December 22, 2025, the Sponsor wired the $38,718 back to the Company. As of August 31, 2026 and November 30, 2025, no balance was outstanding from the Sponsor.

Due to Sponsor

The Sponsor has paid certain offering and operating expenses on behalf of the Company. As of August 31, 2026 and November 30, 2025, the balance due to the Sponsor amounted to $25,545 and $11,914, respectively.

Reimbursement to Officers

For the three and nine months ended August 31, 2026, the Company incurred $59,650 and $222,456, respectively, of reimbursable expenses to its officers which are included in general, formation and operational costs in the unaudited consolidated statements of operations. For the three and nine months ended August 31, 2025, no reimbursements to officers were incurred. As of August 31, 2026 and November 30, 2025, $101,804 and $0, respectively, of reimbursable expenses are included in the unaudited consolidated balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial shareholders, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of August 31, 2026 and November 30, 2025, no Working Capital Loans were outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. As of August 31, 2026 and November 30, 2025, there were 6,320,000 and 5,750,000 ordinary shares issued and outstanding, excluding 23,000,000 and 0 shares subject to possible redemption, respectively. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 7 — Shareholders’ Deficit (cont.)

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

At August 31, 2026, cash and investments held in the Trust Account were comprised of $567 in cash and $235,645,248 in money market funds which are invested primarily in U.S. Treasury Securities. Through August 31, 2026, the Company withdrew $175,000 of interest earned on the Trust Account for working capital purposes, of which $175,000 was withdrawn during the nine months ended August 31, 2026.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2026 and November 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2026	November 30, 2025
Assets:
Investments held in Trust Account – money market funds	1	$235,645,248	$—

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

December 18, 2025
Unit price	$9.95
Stock price	$9.80
Pre-adjusted value per right	$0.98
Market adjustment(1)	15.13%

(1)	The Market adjustment reflects additional factors, which may include the likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to conversion of the Public Rights. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

IRON HORSE ACQUISITION II CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	August 31, 2026	November 30, 2025
Cash	$1,522	$432
Cash and investments held in Trust Account	$235,645,815	$—

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
General, formation and operational costs	$233,398	$71,471	$1,284,850	$167,328
Interest earned on cash and investments held in Trust Account	$2,109,367	$—	$5,820,815	$—

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

General, formation and operational costs and interest earned on investments held in Trust Account are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general, formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General, formation and operational costs, as reported on the unaudited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

On October 2, 2026, the Company collected $150,000 of the notes receivable while the remaining $105,000 remain uncollected.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company initially incorporated as a Delaware corporation on November 26, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. On July 25, 2025, we transferred, by way of continuation, to the Cayman Islands. On September 12, 2025, Iron Horse Acquisition II Corp. was incorporated in the Cayman Islands. On September 30, 2025, Iron Horse Acquisitions Corp. II merged with Iron Horse Acquisition II Corp., which is the surviving entity, and we are now incorporated as a Cayman Islands exempted company. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Although we initially intended to focus on target companies within the media and entertainment industry, on April 21, 2026, we entered into the Business Combination Agreement with Electra Vehicles, Inc., as described below.

Proposed Transactions

On April 21, 2026, we entered into a merger agreement (as amended, the “Business Combination Agreement”), by and among us, IRHO Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”), and Electra Vehicles, Inc., a Delaware corporation (“Electra”). Electra is dedicated to enhancing battery performance through AI-powered battery intelligence, providing solutions for electric vehicles, battery energy storage systems (BESS) and fleet operators. The Business Combination Agreement was amended on May 14, 2026 to revise certain defined terms, the calculation of the aggregate merger consideration and the conversion ratio, the treatment of Electra’s convertible notes, the minimum ownership threshold provisions and the earnout share provisions.

Capitalized terms used but not defined in this section have the meanings given to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, we will domesticate from the Cayman Islands to the State of Delaware (the “Domestication”) and, at least one business day following the Domestication, Merger Sub will merge with and into Electra (the “Merger”), with Electra surviving the Merger as our wholly owned subsidiary, and we will change our name to “Electra AI, Inc.” The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

We have agreed to acquire all of the equity interests of Electra for $250,000,000 plus the Aggregate Exercise Price, as adjusted pursuant to the terms of the Business Combination Agreement, payable in shares of our post-Domestication common stock (the “IRHO Common Shares”) valued at $10.00 per share, subject to automatic upward adjustment until the Aggregate Merger Consideration represents at least 50.1% of the Aggregate Company Fully Diluted Shares. As additional consideration, the Electra Earnout Holders may earn up to an aggregate of 15,000,000 IRHO Common Shares in three equal tranches during the five-year period following the Closing Date, upon achievement of share price milestones of $14.00, $16.00 and $18.00 per share or annual run rate milestones of $45 million, $55 million and $65 million, respectively.

In connection with the execution of the Business Combination Agreement, we entered into the Company Support Agreement with our Sponsor and Electra, and the Electra Support Agreement with Electra and certain of its stockholders, in each case providing for voting and transfer restrictions in support of the Proposed Business Combination. The Business Combination Agreement further contemplates that we will enter into a lock-up agreement with our Sponsor and certain Electra stockholders on or before the Closing Date, and an amended and restated registration rights agreement with the Holders at the Closing.

The Closing remains subject to the satisfaction or waiver of customary closing conditions, including approval by our shareholders and by Electra’s stockholders, effectiveness of the Registration Statement, conditional approval of our initial listing application on NASDAQ or another national securities exchange, our accrued but unpaid fees, costs and expenses (excluding the deferred underwriting commission) not exceeding $2,000,000 without Electra’s prior written consent, and our closing cash equaling or exceeding $30,000,000. There can be no assurance that the Proposed Business Combination will be completed. For additional information regarding the Business Combination Agreement and the related agreements, see Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 26, 2024 (inception) through August 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2026, we had a net income of $1,875,969, which consists of interest earned on cash and investments held in the Trust Account of $2,109,367, offset by general, formation and operational costs of $233,398.

For the nine months ended August 31, 2026, we had a net income of $4,535,965, which consists of interest earned on cash and investments held in the Trust Account of $5,820,815, offset by general, formation and operational costs of $1,284,850.

For the three months ended August 31, 2025, we had a net loss of $71,471, which consists of general, formation and operational costs of $71,471.

For the nine months ended August 31, 2025, we had a net loss of $167,328, which consists of general, formation and operational costs of $167,328.

Liquidity and Capital Resources

On December 18, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs of $15,590,100, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $640,100 of other offering costs.

For the nine months ended August 31, 2026, cash used in operating activities was $934,273. Net income of $4,535,965 was affected by interest earned on cash and investments held in the Trust Account of $5,820,815. Changes in operating assets and liabilities provided $350,577 of cash for operating activities.

For the nine months ended August 31, 2025, cash used in operating activities was $115,011. Net loss of $167,328 was affected by changes in operating assets and liabilities which provided $52,317 of cash for operating activities.

As of August 31, 2026, we had cash and investments held in the Trust Account of $235,645,815 (including $5,645,815 of interest income, net of $175,000 interest withdrawn from the Trust Account for working capital purposes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2026, we had cash of $1,522. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the initial shareholders, the Sponsor, or our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of August 31, 2026, no Working Capital Loans were outstanding.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As of August 31, 2026, we had $255,000 of notes receivable that were past due. On October 2, 2026, we subsequently collected $150,000 of such notes receivable, with the remaining $105,000 outstanding. We intend to use the proceeds from the collection to fund our working capital needs.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” our management has determined that we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited consolidated financial statements are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, our management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Legal Fee

On March 18, 2026, we entered into an agreement with its legal advisor in connection with services rendered associated with the Business Combination Agreement. As of August 31, 2026, we had a total of $413,467 of deferred legal fee incurred to be paid to our legal advisor upon the earlier to occur of (i) the closing of the Business Combination, (ii) the termination of the Business Combination Agreement, and (iii) our liquidation. As of November 30, 2025, there were no deferred legal fee payable. The deferred fee is classified as a non-current liability in the accompanying unaudited consolidated balance sheets.

Service Provider Agreement

On May 11, 2026, we entered into an agreement with a service provider in connection with regulatory filings associated with the Business Combination Agreement. Upon completion of a successful Business Combination, this service provider will be entitled to a success fee of $100,000.

Critical Accounting Estimates

The preparation of the unaudited consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of August 31, 2026.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of August 31, 2026, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $5,700,000. Of those 570,000 Private Placement Units, the Sponsor purchased 370,000 Private Placement Units, Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units. Each Unit consists of one Private Placement Share and one Private Placement Right to receive one tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 16, 2025, by and among the Company, Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Rights Agreement, dated December 16, 2025, by and between the Company and CST, as rights agent. (1)
10.1	Registration Rights Agreement, dated December 16, 2025, by and among the Company and security holders. (1)
10.2	Letter Agreement, dated December 16, 2025, by and among the Company, its officers, directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 16, 2025, by and between the Company and CST, as trustee. (1)
10.5.1	Private Units Purchase Agreement, dated December 16, 2025, by and between the Company and the Sponsor. (1)
10.5.2	Private Units Purchase Agreement, dated December 16, 2025, by and between the Company and Cantor Fitzgerald & Co. (1)
10.6	Form of Indemnity Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON HORSE ACQUISITION II CORP.

Date: October 9, 2026	By:	/s/ Jose Bengochea
	Name:	Jose Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer) and Chairman of the Board

Date: October 9, 2026	By:	/s/ William Caragol
	Name:	William Caragol
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: October 9, 2026	By:	/s/ Tarron Hecox
	Name:	Tarron Hecox
	Title:	Director

Date: October 9, 2026	By:	/s/ Daniel Becker
	Name:	Daniel Becker
	Title:	Director

Date: October 9, 2026	By:	/s/ Thayer Wade
	Name:	Thayer Wade
	Title:	Director

